Form 10KSB
period 1997-04-30
ORION DIVERSIFIED TECHNOLOGIES INC
filed 1997-10-27
CIK 32284

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

FOR THE FISCAL YEAR ENDED APRIL 30, 1997

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 ( NO FEE REQUIRED)

     For the transition period from __________________ to _________________

Commission File No. 0-4006

                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                 ( Name of Small Business Issuer in its charter)

           New Jersey                                          22-1637978
(State or other jurisdiction of                             (I.R.S. Employer
incorporation  or organization)                          Identification Number)

80 Raynor Avenue, Ronkonkoma New York                             11779
(Address of Principal Executive Offices)                       (Zip Code)

                                 (516) 467-2301
                 (Issuer's Telephone Number Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registration was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES __X__       NO ______

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

     State issuer's revenues for its most recent fiscal year. $0

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $368,888.00.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                               Yes __X__ No _____

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 Common Stock, $.01 Par Value, 1,844,397 shares


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

ITEM 1. BUSINESS

(a) Business Development

     Historical

The  Registrant  was  incorporated  in New  Jersey  in  1959.  Until  1986,  the
Registrant was engaged in the marketing and sale of a line of approximately 2,500 electronic semiconductors, principally transistors, diodes and rectifiers and, to a lesser extent, other ancillary related electronic products priced at between $4.00 to $15.00 per item, with a majority of the items selling for less than $5.00.

     White Plains Co-op and Attempted Acquisition

During the three years and approximately nine months ended January 11, 1996, and as previously reported in the Registrants periodic reports filed under the Securities Exchange Act of 1934 (the "34 Act"), the development of the Registrant's business was limited to: (i) the acquisition on February 25, 1993 from Michaels Associates, a non-affiliated business entity, of a 85.81% equity interest in Netherland Gardens Owners, Inc., a New York corporation ("NGO") that is the record and beneficial owner of a 59 unit co-op residential dwelling in White Plains, New York (the "Co-op"); (ii) the execution on February 28, 1994, of an Agreement and Plan of Reorganization (the "AFT Agreement") with AF Technology, Inc., a non-affiliated New York corporation ("AFT"); (iii) bringing itself current in its periodic reporting obligations under the 34 Act; (iv) the execution of a March 4, 1994 written co-venture agreement (the "Semi Agreement") with New Jersey Semi- Conductor Products, Inc., a non-affiliated New Jersey corporation ("Semi"); (v) the January 11, 1996 divestiture of NGO and the Co-op; and (vi) investigating the opportunities for a business combination with a profitable privately owned entity.

     The C0-op

The Co-op was acquired by the Registrant on February 25, 1993 pursuant to the terms and conditions of a written agreement with Michaels (the "Michaels Agreement"). Neither Sackler nor Namit were affiliated with the Registrant in 1993. The sole consideration for the 1993 acquisition was the original issuance of an aggregate of 550,000 unregistered shares of the Registrant's Common Stock, $.01 par value per share (the "Shares"), 500,000 of which were issued to Michaels and the balance to Namit as a finder's fee. Pursuant to the Michaels Agreement, Michaels was obligated to deliver the NGO Shares to the Registrant free and clear of any and all liens, claims or encumbrances. Notwithstanding the intent of the parties, and due to the fact that in 1993 Michaels had pledged the NGO Shares to a commercial bank as collateral security for a $390,000 obligation of Michaels to that bank, Michaels was never able to make delivery of the NGO Shares to the Registrant. Consequently, the Shares were held by ORDT as collateral security for Michaels obligation to deliver the NGO Shares. The economic basis and business purpose for the Registrant's acquisition of the Co-op was disclosed in the Registrant's Form 8-K Current Report dated July 12, 1993. The Registrant's divestiture of the Co-op was accomplished by means of the recision of the Michaels Agreement.

Pursuant to the Agreement, the Registrant released Michaels and Namit from any and all liability and responsibility to deliver the NGO Shares to the Registrant and transferred all of the Registrant's right, title and interest therein to Michaels. In exchange for the Registrant's release of Michaels and Namit as aforesaid, Michaels and Namit jointly and severally released the Registrant from any and all obligation and responsibility to deliver an aggregate of 450,000 Shares to Michaels as provided in the Michaels Agreement and transferred and hypothecated the Michaels Shares and any and all of Michaels' and/or Namit's right, title and interest therein to Registrant. Finally, and by means of a non-interest bearing, 60 day promissory note issued by Mr. Joseph Petito, the Registrant's President, in his individual capacity, the Registrant reimbursed Sackler for the $17,750 in expenses he incurred in connection with Michaels transaction with the Registrant.

                           A.F.T. Technologies ("AFT")

     Since February 28, 1994 through and including the date of this report, the Registrant has not closed on the business combination with AFT enumerated in the AFT Agreement. As of November 1994, the last time the Registrant took action with respect thereto, the Registrant's Board of Directors, at the request of Joseph Petito, delegated to Mr. Petito the decision whether to commence litigation against AFT and its principal executive officer and owner for breach of the AFT Agreement. At a meeting of the Board of Directors of Orion, held on October 1, 1996, Petito recommended to the Board that the AFT Agreement should be abandoned because litigation to enforce the Agreement would be too expensive and the situtation concerning AFT has radically changed and it would no longer be prudent to pursue the matter. The Board adopted Petitio's recommendation and it was resolved that the pursuit of the AFT Agreement be abandoned.

     Co-op Divestiture

On January 11, 1996 and pursuant to the terms and conditions of a written agreement of even date therewith (the "Agreement") among the Registrant, Harry Sackler ("Sackler") in his capacity as President of NS Equities Corporation, the corporate General Partner of Michaels Associates, a New York Limited Partnership ("Michaels"), and Nick Namit, a Director of the registrant ("Namit"), the Registrant divested itself of its 85.81% equity ownership of NGO. The Registrant's equity ownership in NGO was represented by stock certificates (the "NGO Shares"). Sackler was a Director and an affiliate of the Registrant. The Co-op represented all but approximately $104,000 of the Registrant's total assets, and all but approximately $133,000 of the Registrant's total liabilities as reported in its Form 10-Q Quarterly report for the three months ended July 31, 1995. With respect to the 100,000 Shares retained by Michaels and Namit, the Agreement provided that the resale thereof was limited to 5,000 Shares per month.

The Registrant had two principal business purposes in implementing the Agreement. The first was to free the Registrant from any and all responsibility (principally the underlying bank obligation and the ongoing real estate and other tax obligations) attendant upon Michael's failure to deliver the NGO Shares to the Registrant free and clear of any and all liens, claims or encumbrances, by returning the parties to the position they were in prior to the execution and delivery of the Michaels Agreement. The second was to free the Registrant's balance sheet of liabilities with a view towards fulfilling the stated intent of its 1990 bankruptcy proceeding by the consummation of a business combination with a profitable privately owned entity.

(b) Business of the Registrant

Until January 11, 1996, the Registrant's business was confined to the passive ownership of its equity interest in NGO and the receipt of rental income from the Co-op, the passive receipt of income from Semi's sale of the Registrant's inventory of semi-conductor parts (the "Inventory") and the active pursuit of a business combination partner. Since January 11, 1996, the Registrant's business has been confined to the active pursuit of a business combination partner. In pursuit of its business, and during the fiscal year ended April 30, 1996, none of the information required to be disclosed and enumerated in paragraphs (b)(1) through (b)(11) of Item 101 of Regulation S-B was applicable to the Registrant or its business.

Notwithstanding the foregoing, the Registrant has been advised by Semi that pursuant to the Semi Agreement, Semi caused the Registrant's Inventory to be parameter tested by computer; cleaned; identification branded with code numbers; dated; baked and packaged. Semi is presently offering the same for sale through its distribution system of independent sales representatives to a wide range of original equipment manufacturers located throughout the United States and overseas. Pursuant to the Semi Agreement, the Registrant is to receive 50% of any and all sales of the Inventory by Semi. As of the date of this Report, the Registrant has only received a $5,000 advance from Semi under the Semi
Agreement. No income was received from Semi during the fiscal year ended April 30, 1997.

Based upon its prior experience with the semi-conductor industry, the Registrant believes that while price is the principal method of competition, product performance, reliability and ease of use are important competitive considerations and may be deemed to be ancillary methods of competition in the semiconductor industry. The Registrant believes that Semi attempts to compete primarily by means of offering a more varied inventory of semiconductor products and maintaining a capability to ship relatively small quantities of products on short notice, methods which would be uneconomical for its large competitors.

The Registrant believes that the Inventory marketed and sold by Semi continues to be utilized to a limited extent in a variety of industrial, commercial and consumer goods, including the electronic systems in automobile, minicomputers, microcomputers, television sets and radios. A transistor is a device with three or more electrodes capable of amplifying power. A diode is a device with two electrodes capable of regulating voltage allowing current to flow chiefly in one direction. A rectifier is a device capable of converting alternating current into direct current.

The Registrant does not employ any full time employees. Mr. Joseph Petito, the Registrant's President and Chief Executive and Financial Officer, continues to devote such percentage of his full time and attention to the business of the Registrant as is required.

(c) The Registrant's Common Stock Purchase Warrants

As part of the Registrant's Plan of Reorganization as confirmed by the United States Bankruptcy Court for the Eastern District of New York on April 30, 1990 and consummated on June 2, 1992 (the "Plan"), the Registrant has issued an aggregate of 903,762 Series A Common Stock Purchase Warrants (the "Series A Warrants") and an aggregate of 905,262 Series B Common Stock Purchase Warrants (the "Series B Warrants"). The Series A Warrants were exercisable at $2.50 per share within fifteen (15) months from June 2, 1992, the payment date under the Plan, or such further extension as the Registrant may grant. The Series B Warrants were exercisable at $3.50 per share within thirty (30) months from the payment date under the Plan, or such further extension as the Registrant may grant.

On September 19, 1990, and as required by the Plan, the Registrant prepared and forwarded to all stockholders of record, a notice advising stockholders as to the applicable terms of the Plan (the "Notice"); the operative provisions of the Notice were as follows:

     1. All theretofore issued and outstanding shares of the Registrant's Common Stock, $.01 par value per share, which were restricted securities were canceled and would not be reissued;

     2. All non-legend stock (free-trading) was also canceled but was reissued at a reverse-split ratio of three new shares for every seven "old" shares turned in. Each "new" share was accompanied by two Common Stock Purchase Warrants; a Class A Warrant exercisable within fifteen months and entitling the holder to purchase one additional "new" share of the Registrant's Common Stock at $2.50; and a Class B Warrant exercisable at any time within thirty months and entitling the holder to purchase one additional "new" share of the Registrant's Common Stock at $3.50 a share. A unit consists of one Common Stock certificate and two Warrant certificates. Stockholders will be required to pay a transfer fee to the transfer agent.

The condition of the above-mentioned re-issuance was that all shares in the stockholders' possession, or in possession of the shareholder's broker, be returned to the Registrant's then transfer agent, Liberty Transfer Co., by the cut-off date which was set at November 15, 1990, 5:00 p.m. Eastern Standard Time. Failure to comply with this provision would result in the cancellation of any shares theretofore owned by stockholders.

On November 12, 1990, the Registrant prepared and forwarded to all stockholders of record a notice advising the stockholders that the expiration date to surrender and exchange their Common Stock certificates had been extended to 5:00 p.m. on Monday, December 31, 1990. On January 20, 1992, due to the bankruptcy proceedings and the Registrant's slow restart-up the Board of Directors extended the Class A warrants six months to June 30, 1993.

The jurisdiction of the Bankruptcy Court over the affairs of the Registrant ended on June 2, 1992 when the Bankruptcy Court entered the order of consummation. Due principally to the longer than anticipated commencement date of operations and with a view towards granting to stockholders the benefit intended in the Plan, management determined that the six months extension for the warrants would be inadequate. Accordingly, on April 21, 1993 the Board of Directors extended the warrants to December 31, 1994. For the same reasons, and on July 8, 1994, the Board of Directors voted to extend both classes of warrants until the close of business on December 31, 1995. A notice to this effect was mailed to the Registrant's stockholders. Further, on October 15, 1995, at a meeting of the Board, at which a majority was present, it was unanimously resolved that both the A and B Warrants be extended to the close of business on December 31, 1997, and a notice was sent to all shareholders and interested stockbrokers.

ITEM 2. DESCRIPTION OF PROPERTY

(a)(1) Rental Premises. From May 1, 1991 through June 1995, the Registrant maintained its executive offices at 659 Old Willets Path, Hauppauge, New York 11788, where approximately 5,000 square feet of space was subleased from Adaer Berkeley Colleton Inc., an affiliated landlord, at $1895.00 per month on a month to month basis without the benefit of a written sublease. In addition to rent, the Registrant was responsible for its proportionate share of increases in real estate taxes. During the fiscal year ended April 30, 1995, the Registrant did not pay any real estate taxes to Adaer Berkeley Colleton Inc. a New York corporation controlled by or under common control of Joseph Petito the Registrant's President. In the opinion of management, the registrant's Hauppauge facility was adequate for the Registrant's needs and was being utilized to approximately 85% of its capacity. During the fiscal year ended April 30, 1995, and due principally to the Registrant's lack of operating income, 100% of the Registrant's rent and operating expenses at its Hauppauge office were assumed and paid by Joseph Petito. Notwithstanding the Registrant's inability to pay rent, and in the opinion of the Registrant's Board of Directors, the rental charged to the Registrant by Adaer Berkeley Colleton Inc. was less than the rental the Registrant could have obtained at arms length from a non-affiliated landlord. The property, 659 Old Willets Path, Hauppauge, L.I., New York, is owned and operated by VIP Associates, an entity non-affiliated with either the Registrant or Joseph Petito.

In June 1995, the Hauppauge facility was partially destroyed by fire. As a result thereof, the Registrant moved its executive offices to 80 Raynor Avenue, Ronkonkoma, New York 11779, where approximately 500 square feet of space is sublet from Joseph Petito, an affiliated landlord, rent free on a month to month basis without the benefit of a written sublease. The sublet offices are suitable for the Registrant's present needs and are being utilized to 100% of their capacity. The Registrant also has the benefit of the use of telephones and office equipment provided by Mr. Petito without charge.

(a)(2) Inventory . Pursuant to the terms of the Semi Agreement, the Registrant has a fifty percent income interest in the Inventory. Management believes that this inventory should be abandoned because the cost of running an audited inventory year after year is a greater expense than the value of the inventory, and Management will propose that the inventory be abandoned as being worthless, at the next Board Meeting.

(b). Investment Policies. Although the Registrant owned the NGO Shares as one of its principal assets for a portion of the fiscal year ended April 30, 1996, the Registrant was not engaged in the business of investing in real estate, real estate Mortgages, real estate trusts or partnerships or real estate securities. Accordingly, and except for the desire to preserve the Co-op and to generate income from its ownership of the NGO Shares, the Registrant did not have any established policy with respect to real estate. In the opinion of management, the disclosure required by subparagraphs (1) through (3) of this paragraph (b) are inapplicable to the Registrant.

(c) Description of Real Estate and Operating Data.

     (1) The only property held by the Registrant during the fiscal year ended April 30, 1996 was the NGO Shares. NGO owns the Co-op consisting of two buildings having 59 units for sale and 1 management service unit located in White Plains, New York.

     (2) The NGO Shares were encumbered by the Mortgages and a lien of $390,000 which lien must be paid off by Michael Associates the seller. As of April 30, 1995, the principal balance of the Mortgages was $3,180,060 (comprised of a $1,405,060 first and a $1,775,000 wrap around) the monthly payments aggregate $9,897.91 and the Mortgages mature on 2010. In light of the Registrant's divestiture of the Co-op and NGO, the principal balance of the Mortgages and their monthly payments is not relevant to the Registrant and this information was not obtained.

     (3) Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. Inapplicable.

     (4) In light of the Registrant's divestiture of the Co-op and NGO, the information called for herein is inapplicable. However, and during the period which the Registrant owned the Co-op, the Registrant had no intention of nor did it cause any improvements to the Co-op other than ordinary and necessary maintenance and repairs.

     (5) The co-op real estate market in White Plains, New York is very competitive with an abundance of available units at competitive prices.

     (6) In the opinion of management, and during the period which the Registrant owned the Co-op, the Co-op was adequately covered by liability and other insurance.

     (7) With respect to the Co-op, and during the period which the Registrant owned the Co-op: (i) the occupancy rate was 17% with 10 units sold and 49 units remaining unsold including the one unit occupied by the super; (ii) inapplicable; (iii) none; (iv) the average selling price for each of the sold units was $48,000 and the average selling price of the unsold units is $45,000;
(v) the Co-op was comprised of rental units; (vi) (A) inapplicable; (B) inapplicable; (C) the method was straight line depreciation; and (D) the life of the CO-op for depreciation purposes was 27 1/2 years; and (vii) and the annual real estate taxes for the past year were $ 61,561.

ITEM 3. LEGAL PROCEEDINGS

Since the consummation of the Plan of Reorganization on June 2, 1992, no material legal proceeding was pending or threatened against or settled by the Registrant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Neither during the fourth quarter of the fiscal year ended April 30, 1997 nor at any time since August 15, 1994 did the Registrant conduct an Annual Meeting of its stockholders pursuant to definitive proxy materials under Regulation 14 A under the Act or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON STOCK EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information.

The principal market for the Registrant's Common Stock, its only class of equity securities, is the over-the-counter market.

The following table indicates the quarterly high and low price ranges of the Registrant's Common stock representing actual trades in the over- the-counter market during the fiscal years ended April 30, 1996 and April 30, 1997, as reported by the Trading and Market Service of the Nasdaq Stock Market, Inc.

                                                          HIGH              LOW
                                                          ----              ---

Fiscal 1996:
-----------

FIRST QUARTER
May 1st thru
July 31, 1995                                              2.75             1.00

SECOND QUARTER
August 1st thru
October 31, 1995                                           3.25              .50

THIRD QUARTER
November 1st thru
January 31, 1996                                           2.00             1.00

FOURTH QUARTER
February 1st thru
April 30, 1996                                             3.00            1.625

Fiscal 1997:

FIRST QUARTER
May 1st thru
July 31, 1996                                              2.50              .75

SECOND QUARTER
August 1st thru
October 31, 1996                                           3.00              .50

THIRD QUARTER
November 1st thru
January 31, 1997                                           1.50              .50

FOURTH QUARTER
February 1st thru
April 30, 1997                                             1.25              .25

Fiscal 1998

FIRST QUARTER
May 1st thru
July 31, 1997                                               .75              .25

(b) Holders.

As of July 31, 1997, the approximate number of holders of record of shares of the Registrant's Common Stock,$.01 par value per share and Series A and Series B Warrants, the Registrant's only class of trading securities, was believed by management to be as follows:

         Title of Class                     Number of Record Holders
         --------------                     ------------------------

Common Stock, $.01 par                              325

Series  A Warrant                                   285

Series B Warrant                                    286

Management believes there are many shareholders and warrant holders whose securities are held in street name with various brokerage houses. The exact number are unknown to Registrant.

(c) Dividends.

The Registrant has paid no dividends during the fiscal years ended April 30, 1996 and April 30, 1997. Other than the requirements of the New Jersey Business Corporation Act that dividends be paid out of capital surplus only and that the declaration and payment of a dividend not render the Registrant insolvent, there are no restrictions on the Registrant's present or future ability to pay dividends.

The payment by the Registrant of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Registrant's earnings, its capital requirements and its financial conditions, as well as other relevant factors.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a) Plan of Operation. Inapplicable.

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations.

(1)(A) Fiscal Year Ended April 30, 1997. During the fiscal year ended April 30, 1997, the Registrant had a net loss of $150.00 on $0.00 of gross revenues compared to a $70,260 net loss on $194,371 of gross revenues during the previous fiscal year. The Registrant attributes the reduction n its loss in the fiscal year ended April 30, 1997, to the fact that it did not have any gross revenues during the fiscal year ended April 30, 1997, and divestiture of NGO.

(1(B) Fiscal Year Ended April 30, 1996. During the fiscal year ended April 30, 1996, the Registrant had a net loss of $70,260 on $194,371 of gross revenues. As of the year ended April 30, 1997, current liabilities were $266,327 compared to the year ended April 30, 1996 of $266,177. The increase was due to the increase in accrued taxes and that due officer for reimbursement of expenses.

ITEM 7. FINANCIAL STATEMENTS

Financial statements meeting the requirements of Item 310 of regulation S-B, for the fiscal year ending April 30, 1997 were prepared by Meyer Zimmerman. The Financial statements meeting the requirements of Item 310 of regulation S-B, for the year ending April 30, 1996 were prepared by Meyer Zimmerman. Both are annexed as a separate section to this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes or disagreements.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Identify Directors and Executive Officers.

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors of the Registrant; (2) all positions and offices with the Registrant held by each such person; (3) the term or office of each person named as a director; and 4) any period during which he or she has served a such:

                  Duration and
                  Expiration           Position &             Age and
                  Date of              Office with            Director
Name              Present Term         Registrant             Since
----              ------------         ----------             -----

Joseph Petito     Next Annual          President,             77,March,1983
                   Meeting             Chief Executive
                                       Officer and Chief
                                       Financial Officer

Irwin Lampert     Next Annual          Vice President,        59,January,1995
                  Meeting              Secretary
                                       and Director (1)
------------

(1) Irwin Lampert was elected to the Registrant's Board of Directors on January 2, 1995 upon the resignation Donald Epstein, to serve until the next annual meeting of the Board of Directors. On the same day, Mr. Lampert was elected Secretary of the Registrant, upon Mr. Epstein's resignation from that office.

There is no understanding or arrangement between any directors or any other person or persons pursuant to which such individual was or is to be selected as a director or nominee of the Registrant.

(4) Business Experience

The following is a brief account of the experience, during the past five years, of each director and executive officers of the Registrant:

JOSEPH PETITO, Mr. Petito has been continually employed by the Registrant since 1986. From 1983 to 1986, Mr. Petito was the Registrant's Chairman of the Board of Directors and since 1986 has served as its President and Chief Executive Officer. Simultaneously therewith, Mr. Petito had been the President, and a
principal   shareholder  of  Aardvark   Sanitation  Co.,  Inc.,  an
independent industrial waste removal hauler located in Islip, New York, since that company's inception in 1973. Simultaneously, and since its inception in 1979, Mr. Petito had served as Secretary, Treasurer, Director and principal shareholder of Island Salvage Haulers, Inc., an independent industrial waste removal concern in Garden City, New York. During the past ten years, Mr. Petito has also acted as an independent management consultant specializing in the design, installation and operation of solid, liquid and hazardous waste removal systems for commercial and industrial application. During the past ten years, Mr. Petito has also had other executive and directorial affiliations.

IRWIN LAMPERT, since April 1995 has been a self employed electrical engineering and defense contracting consultant in Brooklyn, New York. Prior thereto since 1986, Mr. Lampert was an executive officer, director and principal stockholder of American Finishing & Spray, Inc., a privately owned New Jersey corporation engaged in the distribution and sale of coating technology for industrial and military application in Newark, New Jersey. Prior thereto since 1975, Mr. Lampert was employed by E-TRON Corp., a publicly owned corporation based in Edison, Jersey and engaged in the manufacture of electromechanical components for the United States military, in increasingly responsible positions including President and Chief Executive Officer. Prior thereto since 1959, Mr. Lampert was employed as an electrical engineer by various firms principally engaged as defense contractors. Mr. Lampert received a Bachelor of Science degree in Electrical Engineering from the City University of the State of New York in 1959 and a Master of Science degree in Electrical Engineering from Polytechnic Institute of New York in 1961. Mr. Lampert received a Juris Doctor degree from Brooklyn Law School in 1965.

     (5) Directorship

Each Director of the Registrant has indicated to the Registrant that he or she is not a director in any other Registrant with a class of securities registered pursuant to Section 12 of the 34 Act or subject to the requirements of Section 15(d) of such act or any investment Registrant registered under the Investment Registrant Act of 1940.

(b) Identification of Certain Significant Employees

The Registrant does not presently employ any person as a significant employee who is not an executive officer but who makes or is expected to make a significant contribution to the business of the Registrant.

(c) Family Relationships

No family relationship exist between any director or executive officers of the Registrant.

(d) Involvement in Certain Legal Proceedings

No event listed in Sub-paragraphs (1) through (4) of Subparagraph (d) of Item 401 of Regulation S-B, as occurred with respect to any present executive officer or director of the Registrant or any nominee for director during the past five years and which is material to an evaluation of the ability or integrity of such director or officer.

ITEM 10. EXECUTIVE COMPENSATION.

(a) General

(1) through (7) All Compensation Covered. During the fiscal year ended April 30, 1996, no compensation was paid to, accrued or set aside for any executive officer or director of the Registrant.

(b) Summary Compensation Table.

                           SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------

                            Annual Compensation                 Long Term Compensation
                            -------------------                 ----------------------

Name and                               Other        Restricted  Securities                   All Other
Principal                             Annual Com-     Stock      Underlying     LTIP           Compen
Position       Year   Salary   Bonus  pensation     Award(s)      Options       Payouts        sation

Joseph Petito 1994 $78,000(1)  None     None          None         None         None            None

Joseph Petito 1995 $78,000(1)  None     None          None         None         None            None

Joseph Petito 1996 $78,000(1)  None     None          None         None         None            None

Joseph Petito 1997 $78,000(1)  None     None          None         None         None            None

----------------------

(1) On July 24, 1995, the Registrant received a written statement from Joseph Petito wherein and whereby he irrevocably waived any and all claims that he may have to receive compensation from the Registrant for the four fiscal years ended April 30, 1996 in the sum of $312,000 plus any and all accrued interest. Mr. Petito also waived any right that he may have under and with respect to the October 1, 1992 verbal agreement with the Board of Directors granting him the right and option to convert the Registrant's debt and obligation to him into two shares of the Registrant's Common Stock, at $.01 par value, for every $1.00 of debt.

(c) Option/SAR Grant Table. During the fiscal year ended April 30, 1997, no grants of stock options or freestanding SAR's were made by the Registrant.

(d) Aggregate Option/SAR Exercises and Fiscal Year- End Option/SAR Value Table. No stock options or freestanding SAR's are issued or outstanding. Accordingly, and during the fiscal year ended April 30, 1997, no stock options or freestanding SAR's were exercised. Notwithstanding the foregoing, an aggregate of 1,000,000 shares of the Registrant's Common Stock, $.01 par value per share are reserved for issuance pursuant to the Registrant's long-term incentive plan adopted by the Registrant's Board of Directors in August, 1990, but not yet ratified and approved by the Registrant's stockholders.

(e) Long-Term Incentive Plan ("LTIP") Awards Table. During the fiscal year ended April 30, 1997, no LTIP awards were made by the Registrant.

(f) Compensation of Directors. (1) and (2). During the fiscal year ended April 30, 1997, no director of the Registrant received any compensation, whether pursuant to any standard or other arrangement or otherwise.

(g) Employment Contracts and Termination of Employment, and Change-in Control Arrangements. (1) and (2). No executive officer, director or employee of the Registrant is serving pursuant to the terms of a written employment or other compensation agreement, understanding or arrangement with the Registrant; and no such agreement was entered into during the fiscal year ended April 30, 1997.

(h) Report on Repricing of Options/SAR's. No stock options or freestanding SAR's are issued or outstanding. Accordingly, and during the fiscal year ended April 30, 1997, no stock options or freestanding SAR's were repriced.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owner. The information is furnished as of April 30, 1997, as to the number of shares of the Registrant's Common Stock, $.01 par value per share owned beneficially or known by the Registrant to own beneficially more than 5% of any class of such security:

Name and Address                   Amount and Nature
of Beneficial                      of Beneficial
Owner                              Ownership               Percentage of Class
-----                              -----------------       -------------------

Adaer Berkeley Colletone, Inc.        150,000              8.1%
659 Old Willets path
Hauppauge, NY 11788 (1)

Anita E. Petito                       180,500              9.8%
659 Old Willets Path
Hauppauge, NY 11788 (2)
--------------------------

(1) A New York corporation controlled by and under common control of Joseph Petito, the Registrant's President and Chief Executive Officer and hereinafter referred to as "ABC". See Item 11(b).

(2) Wife of Joseph Petito.  See Item 11(b).

(b) Security Ownership of Management. The information is furnished as of July 30, 1997, as to the number of shares of the Registrant's Common Stock, $.01 par value per share owned beneficially by each executive officer and director of the Registrant and by all executive officers and directors as a group:

Name and Address                   Amount and Nature
of Beneficial                      of Beneficial
Owner                              Ownership               Percentage of Class
-----                              -----------------       -------------------

Joseph Petito                        935,084 (1)(2)(3)            49%
659 Old Willets Path
Hauppauge, NY 11788

Irwin Lampert                        15,000(4)                  0.75%
1707 East 55th Street
Brooklyn, NY 11234

All Officers
and                                                            49.75%
Directors as a Group
--------------------------

(1) Does not include an aggregate of 563,400 Series A Common Stock Purchase Warrants or an aggregate of 563,400 Series B Common Stock Purchase Warrants owned by Mr. Petito and granted to him as a Class II and a Class IV creditor and pursuant to Article III (Class V) of the Plan. In the event all publicly owned Class A and Class B Warrants are exercised and Mr. Petito exercised his Class A and Class B Warrants, there will be an aggregate of 4,061,422 shares of the Registrant's Common Stock issued and outstanding.

(2) Includes an aggregate of 180,500 shares of the Registrant's Common stock owned of record by Anita E. Petito, wife of Joseph Petito and an aggregate of 150,000 shares of the Registrant's Common Stock owned of record by ABC.

(3) Does not include an aggregate of 101,500 shares of the Registrant's Common Stock owned of record by Anita M. Petito, the adult daughter of Joseph Petito or 27,400 shares owned by her husband, neither of whom reside in the same household as Joseph Petito.

(4) Includes an aggregate of 5,000 shares of the Registrant's Common Stock owned of record by Philip T. Lampert, the son of Irwin Lampert, who resides in same household as Irwin Lampert.

(c) Changes in Control. As of the date of this Report, the Registrant has not entered into any agreements, the operation of which may at a subsequent date result in a change of control of the Registrant.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)(b) On July 30, 1997, the Registrant received a written statement from Joseph Petito wherein and whereby he irrevocably waived any and all claims that he may have to receive compensation from the Registrant for the four fiscal years ended April 30, 1997 in the sum of $312,000 plus any and all accrued interest. Mr. Petito also waived any right that he may have under and with respect to the October 1, 1992 verbal agreement with the Board of Directors granting him the right and option to convert the Registrant's debt and obligation to him into two shares of the Registrant's Common Stock, at $.01 par value, for every $1.00 of debt.

Except for the foregoing and during the fiscal year ended April 30, 1997 and April 30, 1996, no officer, director or relative or spouse of the foregoing persons or any relative of such person who has the same home as such person, or is a director or other officer of any parent or subsidiary of the Registrant or any shareholder known by the Registrant to own of record or beneficially more than five (5%) percent of the Registrant's Common Stock, had a direct or indirect material interest in any transaction or presently proposed transaction to which the Registrant or any of its parents or subsidiaries was or is a party.

(c) Parents. The following individuals and entities may be deemed to be parents of the Registrant: (i) Joseph Petito, the record and beneficial owner of an aggregate of 934,934 shares of the Registrant's Common Stock; (ii) Anita E. Petito, the record and beneficial owner of an aggregate of 180,500 shares of the Registrant's Common Stock; and ABC, the record and beneficial owner of an aggregate of 150,000 shares of the Registrant's Common Stock, which are included in the aggregate amount shown for Joseph Petito; (iii) Irwin Lampert, the record and beneficial owner of an aggregate of 15,000 shares.

(d) Transactions with Promoters. Inapplicable.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits and Index Required.

(1) EXHIBIT INDEX

Description of Document                                Location

(3)(a) Certificate of Incorporation     Exhibit (1)(i) filed with Form S-1
                                        Registration Statement

(3)(b)  Certificate  of Amendment to    Item (1)(ii) filed with Form 10K
Certificate of Incorporation            year ended April 30, 1983

(3) By-Laws                             Exhibit (b)(ii) filed with Form S-1
                                        Registration Statement

(4) Instruments defining the rights
    of security holders, including
    indentures

(a) Form of Common Stock                Filed with Form 10K year ended April 30,
                                        1993


(b) Form of Class A Common              Filed with Form 10K year ended April 30,
    Stock Purchase Warrant              1993

(c) Form of Class B Common              Filed with Form 10K year ended April 30,
    Stock Purchase Warrant              1993

(10) Material Contracts

(a) Disclosure Statement dated          Filed with Form 10K year ended April 30,
    December 15, 1989                   1993


(b) Plan of Reorganization
    dated December 15, 1989             Filed with Form 10K year ended April 30,
                                        1993

(c) Order confirming Plan of            Filed with Form 10K year ended April 30,
    Arrangement dated                   1993
    April 30, 1990


(d) Letter of transmittal to            Filed with Form 10K year ended April 30,
    stockholders dated                  1993
    September 19, 1990,
    together with related letter 1993
    of transmittal from Liberty
    Transfer Co.


(e) Consummation Order-Final Decree     Filed with Form 10K year ended April 30,
    dated June 2, 1992                  1993


(11) Statement re computation of                        N/A

     Per Share Earnings

(12) Statements re computation of                       N/A
     ratios

(13) Annual Report to Security                          N/A
     Holders, Form 10-K, or quarterly
     reports, 10-Q, to security
     holders

(16) Letter on Change in Certifying     Letter from Scarano & Lipton filed
     Accountants                        with this report

(18) Letter re changes in                               N/A
     accounting principles

(19) Previously unfiled documents                       N/A

(22) Subsidiaries of the Registrant     Filed with Form 8K July 18, 1993


(23) Published report regarding                         N/A
     matters submitted to vote on
     security holders

(24) Consents to experts and
      counsel                           Page II-6 filed with Form S-1
                                        Registration Statement

(25) Power of Attorney                                  N/A

(26) Additional Exhibits                                N/A



(b) Reports on Form 8-K. During the fiscal year ended April 30, 1997, a report on Form 8-K was prepared and filed by the Registrant.


                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: Ronkonkoma, New York

     September 25, 1997
                                           ORION DIVERSIFIED TECHNOLOGIES, INC.


                                           BY:
                                              ----------------------------------
                                              JOSEPH PETITO, President and Chief
                                              Executive Officer, Treasurer
                                              and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities and on the dates indicated.

Dated:  Ronkonkoma, New York
        September 25, 1997
                                              ----------------------------------
                                              JOSEPH PETITO, Director

Dated:  Ronkonkoma, New York
        September 25 , 1997
                                              ----------------------------------
                                              IRWIN LAMPERT, Director

To the Board of Directors and Stockholders of Orion Diversified Technologies Inc.
Hauppauge, New York

I have audited the accompanying balance sheets of Orion Diversified Technologies, Inc. and its 86% majority-owned subsidiary as of April 30,1 997 and 1996 and the related consolidated statements of operations, stockholders equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits. I did not audit the financial statements of Netherland Gardens Owners, Inc. (the "Company's 86% majority-owned subsidiary), which statements reflect total assets constituting approximately 89% and 90% of consolidated total assets as of April 30,1996 and total revenues constituting approximately 100% of consolidated total revenues for the year ended April 30, 1996. Such financial statements were audited by another auditor whose report has been furnished to me, and my opinion, insofar as it relates to the amount included for Netherland Gardens Owners, Inc. is based solely on the report of such other auditor.

Except as discussed in the following paragraphs, I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement/ Am audit includes assessing the evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit and the report of the other auditor provides a reasonable basis for my opinion.

The Company did not count its physical inventory at April 30, 1997 and 1996 because identification of items and quantities were destroyed during the physical relocation of the inventory. Therefor, I was unable to observe the physical inventories and satisfy myself about inventory items and quantities.

In my opinion, based on my audits and reports of another auditor, except for the effects of such adjustments if any, as might have been determined to be necessary had I been able to observe the physical inventories, the financial statements fairly, in all material respects, reflect the financial position of Orion Diversified Technologies, Inc. and its 86%-owned subsidiary as of April 30, 1996 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1(b) to the financial statements, the Company has incurred losses for several years that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1(b).

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Meyer Zimmerman
Woodbury, New York

                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                                  BALANCE SHEET

                                                          April 30,    April 30,
                                                            1997         1996
                                                          --------     --------
                           ASSETS
                           ------
Current Assets:
         Cash                                                    0            0
         Maintenance Receivables                                 0            0
         Inventory                                         104,101      104,101
         Rent Receivable                                         0            0
         Due from Michaels Associates                            0            0
                                                          --------     --------
         Net to allow for bad debts of $242,000
                  Total Current Assets                     104,101      104,101
                                                          --------     --------
Property:
         Land                                                    0            0
         Buildings (Net)                                         0            0
                                                                 0            0
                                                          --------     --------
Other Assets:
         Cash - Capital Reserve                                  0            0
         Excess of Cost Over Net Assets Acquired                 0            0
         Security Deposit                                        0            0
                                                          --------     --------
                  Total Assets                             104,101      104,101
                                                          --------     --------

         LIABILITIES & STOCKHOLDERS EQUITY
         ---------------------------------

Current Liabilities
         Accounts Payable and Accrued Expenses               5,000        5,000
         Due to Officers                                   123,862      123,712
         Payroll Taxes Payable - Chapter XI                137,465      137,465
         Payroll Taxes Payable                                   0            0
                                                          --------     --------
                                                           266,327      266,177
                                                          --------     --------
         LONG TERM DEBT
         --------------

Mortgage Payable
         Total Liabilities                                       0            0
                  Total Liabilities                        266,327      266,177
Minority Interest in Subsidiary                                  0            0
                                                          --------     --------

Stockholders Equity
         Common Stock, Par Value $.01                      184,443       18,443
         Paid-In Capital                                     3,737        3,737
         Deficit                                          (184,402)    (184,256)
                                                          --------     --------
Total Stockholders Equity                                 (162,226)    (162,076)
                                                          --------     --------
Total Liabilities & Stockholders Equity                    104,101      104,101
                                                          --------     --------

                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS
              THE YEAR ENDED APRIL 30, 1997 AND 1996 (CONSOLIDATED)

INCOME                                                  1997             1996
------                                                  ----             ----

Revenues
         Maintenance Fees                                     0         194,371
                                                     ----------      ----------

Costs & Expenses
         General & Administrative                           150          93,133
         Interest                                             0          93,188
         Depreciation & Amortization                          0          88,600
                                                     ----------      ----------

                  Total Costs & Expenses                    150         274,921
                                                     ----------      ----------

         Loss Before Minority Interest                        0         (80,550)

         Minority Interest in Net Loss of
          Subsidiary                                          0          10,290
                                                     ----------      ----------

                  Net Loss                                 (150)        (70,260)
                                                     ----------      ----------

Net Loss Per Common Share                                   Nil            (.03)

Weighted Average Number of Common Shares              1,844,397       1,844,397

                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
                          THE YEAR ENDED APRIL 30, 1997

                                                        Additional
                            Common Stock                  Paid In         Accumulated
                       Shares          Amount             Capital          Deficient            Total
                       ------          ------             -------          ---------            -----

Balance 4/30/96       1,844,397     $   18,443         $    3,373         $ (184,256)         $ (162,076)

Loss For Period                                                                  150)         $     (150)
                      --------------------------------------------------------------          -----------

                      1,844,397     $   18,447         $    3,373         $  184,406          $ (162,226)

                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                           STATEMENT OF CASH FLOWS FOR
              THE YEAR ENDED APRIL 30, 1997 AND 1996 (CONSOLIDATED)

                                                              1997       1996
                                                              ----       ----

Cash Flow from Operating Activities

         Net Loss                                            (150)      (70,260)

Adjustments to Reconcile Net Loss
to Net Cash Provided by (Used For)
Operating Activities

Depreciation & Amortization                                     0             0
Minority Interest in Net Loss of Subsidiary                     0       324,265

Changes in Assets & Liabilities
         Accounts Receivable                                    0         4,715
         Rent Receivables                                       0             0
         Due From Michaels Associates                           0       369,547
         Purchase of Equipment                                  0             0
         Provision for Bad Debts                                0             0
         Accounts Payable & Accrued Expenses                    0      (293,358)
         Payroll Taxes Payable                                150       (30,244)
         Due to Officers                                        0         7,399
         Mortgage Payable                                       0    (1,775,000)
         Capital Reduction                                      0       (20,305)
         Land                                                   0       470,350
         Building                                               0     3,636,109
         Other Assets                                           0        32,306
         Loan Payable - Other                                   0             0
                                                       ----------    ----------

         Net Cash Provided By (Used In) Operations              0        (3,201)
                                                       ----------    ----------

Net Increase/Decrease in Cash                                   0        (3,201)
                                                       ----------    ----------

Cash - Beginning                                                0         3,201
                                                       ----------    ----------

Cash - Ending                                                   0             0
                                                       ----------    ----------

                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                           STATEMENT OF CASH FLOWS FOR
              THE YEAR ENDED APRIL 30, 1997 AND 1996 (CONSOLIDATED)

                                                             1997          1996
                                                           -------       -------

Supplemental Disclosure of Cash Flow
 Information:

         Cash Paid During the Periods For:

             Interest Paid                                       0        93,188
                                                           -------       -------

In  connection  with the  payment by the
Company of Monthly Maintenance in its
Subsidiary, the Company received credit
for rental income paid directly to the
Subsidiary by the Company's tenants                              0       194,371
                                                           -------       -------

                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                  NOTES TO FINANCIAL STATEMENTS APRIL 30, 1997

NOTE I - SUMMARY OF SIGNIFICANT ACCOUNT PRINCIPLES

(a) Organization and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Orion Diversified Technologies, Inc., "Orion and the Company" and its 86% owned subsidiary, Netherland Gardens Owners, Inc., "NGO". The financial statements of Orion and NGO are being consolidated at April 30, 1996 as a result of Orion's control of NGO's Board of Directors, see Note 2.As indicated in Note 2, Orion divested itself of NGO on January 11, 1996. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company, through a contractual relationship, sells semiconductors, on a highly limited basis, to independent distributors and to original equipment manufacturers or other end-users. For the three years ended April 30, 1996, the Company had minimal revenues from these sources. The majority of the financial statement balances relate to NGO, since Orion had minimal operations and filed for bankruptcy in prior years (See Note 6).

(b) Going Concern Basis of Presentation

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Orion has not realized any material revenues for the three years ended April 30, 1996, and the consolidated results of operations for the year ended April 30, 1995 reflect a loss of $223,034. The Company also is entirely supported by its majority shareholder. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management's long standing plans to remedy these conditions involves a business combination with a profitable private company in a reverse merger transaction. The Company further anticipates an eventual improvement in liquidity through the exercise of the Company's Class A and B Warrants (Note 8).

(c) Inventories

Inventories, which are located on the premises of a non-affiliated party pursuant to a revenue sharing agreement, are comprised of semiconductors and are held for resale, are stated at the lower of cost (first-in first-out method) or market as of April 30, 1993. Physical inventories were not observed at April 30, 1996 and 1995.

                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                  NOTES TO FINANCIAL STATEMENTS APRIL 30, 1997


(d) Land, Buildings and Equipment

 Land, buildings and equipment are carried at cost. Expenditures for maintenance, repairs and minor renewals are charged to operations; expenditures for betterments are capitalized. Depreciation and amortization are computed using the straight-line method.

(e) Excess of Cost Over Net Assets Acquired

Excess of costs over net assets acquired are being amortized of five (5) years, which is management's estimate of the time period needed to sell the apartments shares in its co-operative subsidiary.

(f) Income Taxes

The company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires the use of the "liability method" of accounting for income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the year's taxable income for Federal and State income tax reporting purposes.

(g) Allowance for Bad Debts

The Company has made a specific provision related to the receivable from Michael Associates, the non-affiliated former owner of NGO, based on current circumstances. On January 11, 1996, Orion conveyed NGO back to Michaels Associates. See Note 2.

(h) Net Loss Per Share of Common Stock

Net loss per share of common stock is based on the loss for each period divided by the weighted average number of shares of common stock outstanding during each period. Common stock equivalents have been excluded from the computation of net loss per share of common stock since the result would be anti-dilative.

(i) Reclassification

Certain reclassifications have been made to the 1993 financial statements in order to conform to the 1996 and 1995 presentation.

                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1996

NOTE 2

ACQUISITION AND DIVESTITURE OF NETHERLAND GARDENS OWNERS, INC.

Agreement

On  February  25,  1993,   the  Company   acquired  from  Michaels   Associates,
("Michaels") then an unrelated party, its interest in a 59 unit cooperative housing corporation located in White Plains, New York.

The Company exchanged 500,000 shares of restricted common stock with an assigned value of $5.00 per share for all the shares held by Michael. Such shares represented an 86% interest in the cooperative housing corporation. The Company also agreed to pay brokers or finders commissions in the amount of 50,000 shares of restricted common stock, which represents 10% of the purchase price. The net asset value at the date of acquisition approximated $2,600,000.

The Company's stock valuation in the transaction was based in part by values determined in connection with the Company's Plan of Reorganization in the 1990 Chapter 11 Bankruptcy proceedings. The Plan of Reorganization provided for the issuance of unrestricted shares to the unsecured creditors as follows: One (1) share of common stock together with one (1) Class A Warrant, and one (1) Class B Warrant for every $5.00 of debt. In the purchase for the equity ownership in NGO it was agreed between the parties that such $5.00 value for each share be maintained without giving consideration in such valuation to the Class A and Class B Warrants.

The shares acquired from Michaels was subject to a lien of $390,000, which was to be satisfied by Michaels. Since Michaels' lien holder had possession of the shares to be tendered to the Company, the Company held Michaels' 500,000 shares in escrow until the NGO shares were received. Additionally, the agreement with the lien holder stipulated that upon sale of the apartment units, the lien holder was to receive $12,500 for the first eight (8) units sold, and $25,000 per unit thereafter. As of April 30, 1993, ten (10) apartment were sold. No additional apartment units were sold from May 1, 1993 through January 11, 1996.

                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                  NOTES TO FINANCIAL STATEMENTS APRIL 30, 1997

NOTE 2

ACQUISITION OF NETHERLAND GARDENS OWNERS, INC.(continued)

Agreement

The acquisition agreement further provided that Michaels, designees were to have two seats out of three on the Board of Directors of the Company. It was further agreed that the Company's single Director was to have a weighted vote of three Directors on all issues except matters related to NGO and on such matters, Michaels was to have two votes on the Board of Directors and the Company was to have one vote. On November 22, 1993 the acquisition agreement was amended eliminating Michaels favorable two vote status in matters concerning NGO.

Accounting

The Michaels acquisition was accounted for under the purchase method. Accordingly, for the year ended April 30, 1993, the Company's operations reflect its pro rata share of operations from the date of acquisition, February 25, 1993 to April 30, 1993.


Pro-forma Supplementary Information

The results of operations for the preceding period had the acquisition taken place at the beginning of fiscal year April 30, 1993 would be the following:

                       Revenue                    $  338,080
                                                  -----------
                       Net Loss                   $ (322,086)
                                                  -----------
                       Loss Per Share             $    (0.22)
                                                  -----------

Weighted Average Shares Outstanding 1,459,058

Net loss included amortization of excess of cost over net assets acquired of $8,768.

The above data combined the results of the cooperative housing unit as of December 31,

                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                  NOTES TO FINANCIAL STATEMENTS APRIL 30, 1997


NOTE 2

ACQUISITION AND DIVESTITURE OF NETHERLAND GARDENS OWNERS, INC.(continued)

Pro-forma Supplementary Information

with Orion's results as of April 30. The results of operations would not be materially different if the Company provided financial data on a fiscal year basis.

In light of the continuing losses of NGO and the lack of cash distributions, the Company divested NGO as of January 11, 1996.


Organization and Revenues

Netherland Gardens Owners, Inc. is a cooperative housing corporation incorporated in the State of New York on December 8, 1986. The Cooperative Corporation acquired the property from Michaels January 4, 1990. The Corporation owns two buildings known as Netherland Gardens Apartments located in White Plains, New York. The apartments consist of 58 residential units and a superintendent's apartment. The primary purpose of the Cooperative Corporation was to manage the operations of Netherland Gardens Apartments and maintain the common areas.

Orion, through its investments in the Cooperative Corporation, owned 48 units through January 11, 1995 and received rental income from the occupied units through that date.


Divestiture

On January 11, 1996, and as described in Item 1 of this Report, the Company divested itself of its equity interest in NGO and received 450,000 of the 550,000 shares it originally issued in connection with this acquisition in February 1993.

                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                  NOTES TO FINANCIAL STATEMENTS APRIL 30, 1997

NOTE 3

Inventory

In March  1994,  the  Company  entered  into an  agreement  with New Jersey Semi
Conductor Products, Inc., a non-affiliated New Jersey Corporation "NJSC", whereby NJSC will continue to test, clean, mark, package and offer the Company's entire semiconductor inventory for sale. Proceeds from the sale of the inventory will be divided equally, except for finders fees that have not been determined between the parties, which will be paid out of Orion's profit share. Orion received a $5,000 advance from NJSC against future sales. Since July 1995, no sales proceeds have been received by the Company. Accordingly, and in light of NJSC's failure to sort the inventory as required, such inventory could not be physically observed since identification items and quantities were destroyed during the relocation of said inventory.

NOTE 4

Land. Buildings and Equipment

Land and buildings are recorded at NGO's cost of $4,970,350 which is based upon the contract of exchange outlining the terms of NGO's acquisition of such property from Michael Associates. in said contract, $4,500,000 was allocated to the building and the remaining amount to land. As a result, the carrying value of the land and buildings was stepped up by $3,255,258 over the sponsor's historical cost. Land, buildings and equipment consist of the following as of April 30:

                                                   1997        1996
                                                   ----        ----

                  Land                              0           0
                  Buildings                         0           0
                  Equipment                         0           0
                                                    -           -

           Less: Accumulated                        0           0
                                                    -           -
           Depreciation                             0           0

The buildings were depreciated over 27 1/2 years using the straight-line method. Repairs for the years ended April 30, 1996 and 1995 amounted to 0 and $26,458 respectively.

                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                  NOTES TO FINANCIAL STATEMENTS APRIL 30, 1997

NOTE 5

         Accounts Payable and Accrued Expenses

                                             1997             1996
                                             ----             ----

Trade Payable                               $    0          $    0
Professional Fees                                0               0
Real Estate Taxes                                0               0
Advance Against Inventories                  5,000           5,000
                                            ------          ------
                                            $5,000          $5,000

NOTE 6

Payroll Taxes - Chapter 11

In connection with the Plan of Reorganization, payroll taxes were due within six years from April 23, 1986 the date of assessment. Accordingly, the tax liability, which includes accrued interest, is classified as current.

NOTE 7

Common Stock Purchase Warrants

In accordance with the Plan of Reorganization, 905,262 redeemable Class A and Class B Purchase Warrants were issued between September 19, 1990 and December 30, 1990. Each Warrant entitles the holder to purchase one "new" share of the Company' stock for each Warrant that is exercised. The exercise price of the Class A and Class B Warrants are $2.50 and $3.50 respectively. The expiration date for both classes of Warrants was extended to December 31, 1998 by the Board of Directors.

As of April 30, 1997 and 1996, 903,761 Class A and 905,262 Class B Warrants were outstanding.

NOTE 8

Income Taxes

Effective May 1, 1991, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the financial and tax basis of assets and liabilities.

                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                  NOTES TO FINANCIAL STATEMENTS APRIL 30, 1997

NOTE 8

Income Taxes (continued)

The Company's subsidiary is taxed only on non-cooperative income, such as interest income, The subsidiary files tax returns on a separate return basis. Earnings from cooperative derived sources may be excluded from taxation, if the Company elects to refund to shareholders, on a-pro rata basis, the excess income within eight and a half (8 1/2) months after the close of the corporation's tax year.

          The  parent  company  net  operating  loss   carryforwards  and  their
          expiration dates are as follows:

                  Year of Expiration                 Amount
                  ------------------                 ------

                       1997                        $  83,000
                       1999                          128,000
                       2000                           84,000
                       2001                            1,000
                                                   ---------

          Thereafter, expiring 2003-2010           $ 666,260
                                                   ---------
                                                   $ 962,260

NOTE 10

Related Party Transactions

a) Transactions with Management

     The Company has agreed to certain transactions with Joseph Petito, the company's President, Chief Operating Officer, Chairman of the Board and majority shareholder. Such transactions are described below:

1. Facilities

     From March 1, 1992 through June 1995, the Company maintained its executive offices and facilities at 659 Old Willets Path, Hauppauge, New York.

                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                  NOTES TO FINANCIAL STATEMENTS APRIL 30, 1997

1. Facilities (continued)

The rent for this facility was paid, on a month to month basis, to, Adaer Berkeley Colletone, Inc., a corporation controlled by Mr. Petito. The Company paid a rental of $1,895 per month, with a proportionate share, from March 1, 1992 through April 30, 1995 of any tax increase from its base tax year of 1991-1992. The rent paid to Mx. Petito was the same amount as paid by Mr. Petito to the facility's landlord. Rent expense for the years ended April 30, 1994 and 1993 amount to $22,500 and $21,862, respectively.

In June 1995, and as a result of a fire at its Hauppauge facility, the Company moved to its present facility where it sub-leases space, rent free from Joseph Petito.

b) Compensation and Other Costs

The Company has had minor sales and no other income since the relocation of its offices. As a result, virtually all of the Company's operating expenses have been advanced by Mr. Petito for the four years ended April 30, 1997.

Costs advanced to the Company by Mr. Petito from May 1, 1992 through April 30, 1995 amounted to $64,195.

On June 2, 1990, the Board of Directors agreed to provide compensation to Mr. Petito, at the rate of $1,500 per week. On May 2, 1994, Mr. Petito agreed to forego the $1,500 weekly compensation until the Company shows a significant upward trend in its results of operations. As the Company has had minimal revenues, compensation of $78,000 from the year ended April 30, 1994 and costs of $64,195, for the three (3) years ended April 30, 1995 were not paid which amounted to approximately $38,318 as at April 30, 1995.

Both the compensation and other costs owed as of April 30, 1993 were liquidated in accordance with the following:

On June 2, 1990, The Board of Directors approved that the liquidation of such outstanding indebtedness can be made by the issuance of the Company's restricted common stock on the basis of two shares for every $1.00 of debt or a chase reimbursement at Mr . Petito's option. At April 30, 1993, Mr. Petito converted $418,817 of debt to 837,634 shares, respectively.

                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                  NOTES TO FINANCIAL STATEMENTS APRIL 30, 1997

                  c) Due to Officer

                  The details of the Due to Officer Account are as follows:

                                                   Salary    Advances    Total
                                                   ------    --------    -----

Balance - April 30, 1993                          $      0   $      0   $      0

Additional                                          78,000     22,089    100,089

Balance - April 30, 1994                          $ 78,000     22,089    100,089

  Additions - April 30, 1995                             0     16,229      6,229

  April 30, 1996                                         0      7,394      7,394
                                                  ------------------------------

Balance April 30, 1996                                       $ 45,718   $123,372

  Additions - April 30, 1997                                      150        150
                                                  --------   --------   --------

                                                  $ 78,000   $ 45,868    123,828

NOTE 11

                      Future Major Repairs and Replacements

                        See Note 2 Regarding Divestiture.