Form 10QSB
period 1997-10-31
ORION DIVERSIFIED TECHNOLOGIES INC
filed 1998-01-20
CIK 32284

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1997

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

                             YES __X__            NO ______

                APPLICABLE ONLY T O ISSUES INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                             YES __X__            NO ______

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 Common Stock, $.01 Par Value, 1,844,397 shares

                      ORION DIVERSIFIED TECHNOLOGIES, INC.
               FOR THE SIX MONTHS ENDED OCTOBER 31, 1997 AND 1996
                                  BALANCE SHEET


                                                    (Unaudited)      (Unaudited)
                                                  Oct. 31, 1997   Oct. 31, 1996
                                                  -------------   -------------
                     ASSETS
                     ------
Current Assets:
         Cash                                                 0               0
         Maintenance Receivables                              0               0
         Inventory                                      104,101         104,101
         Rent Receivable                                      0               0
         Due from Michaels Associates                         0               0
                                                       --------        --------
         Net to allow for bad debts of $242,000
                  Total Current Assets                  104,101         104,101
                                                       --------        --------
Property:
         Land                                                 0               0
         Buildings (Net)                                      0               0
                                                              0               0
                                                       --------        --------
Other Assets:
         Cash - Capital Reserve                               0               0
         Excess of Cost Over Net Assets Acquired              0               0
         Security Deposit                                     0               0
                                                       --------        --------
                  Total Assets                          104,101         104,101
                                                       --------        --------

         LIABILITIES & STOCKHOLDERS EQUITY
         ---------------------------------

Current Liabilities
         Accounts Payable and Accrued Expenses            5,000           5,000
         Due to Officers                                123,862         123,712
         Payroll Taxes Payable - Chapter XI             137,465         137,465
         Payroll Taxes Payable                                0               0
                                                       --------        --------
                                                        266,327         266,177
                                                       --------        --------
         LONG TERM DEBT
         --------------

Mortgage Payable
         Total Liabilities                                    0               0
                  Total Liabilities                     266,327         266,177
Minority Interest in Subsidiary                               0               0
                                                       --------        --------

Stockholders Equity
         Common Stock, Par Value $.01                   184,443          18,443
         Paid-In Capital                                  3,737           3,737
         Deficit                                       (184,402)       (184,256)
                                                       --------        --------
Total Stockholders Equity                              (162,226)       (162,076)
                                                       --------        --------
Total Liabilities & Stockholders Equity                 104,101         104,101
                                                       --------        --------

                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS
                 THE SIX MONTHS ENDED OCTOBER 31, 1997 AND 1996

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

                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                        STATEMENT OF STOCKHOLDERS EQUITY
                      THE SIX MONTHS ENDED OCTOBER 31, 1997

                                             Additional
                           Common Stock        Paid In  Accumulated
                       Shares      Amount      Capital    Deficient      Total
                       ------      ------      -------    ---------      -----

Balance 4/30/96     1,844,397   $  18,443    $   3,373   $(184,256)   $(162,076)

Loss For Period                                                150)   $    (150)
                    ----------------------------------------------    ---------

Balance 4/30/97     1,844,397   $  18,447    $   3,373   $ 184,406    $(162,226)
                    ----------------------------------------------    ---------

                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                           STATEMENT OF CASH FLOWS FOR
                 THE SIX MONTHS ENDED OCTOBER 31, 1997 AND 1996

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

                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                           STATEMENT OF CASH FLOWS FOR
                 THE SIX MONTHS ENDED OCTOBER 31, 1997 AND 1996

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

                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                 NOTES TO FINANCIAL STATEMENTS OCTOBER 31, 1997

NOTE I - SUMMARY OF SIGNIFICANT ACCOUNT PRINCIPLES

(a)  General

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instruction to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments necessary in order to make the consolidated financial statements not misleading. The results of operations for the six months ended October 31, 1997, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's audited financial statements and footnotes thereto as April 30, 1997, included in its Form 10-K filed with the Securities and Exchange Commission.

Although the Company ostensibly still sells semiconductors, no revenue from its activity was received during the six months ended October 31, 1997. Accordingly, and in light of the fact that the Company has not received any semiconductor income for three months and in any subsequent business combination, the Company's $104,101 inventory of semiconductors is likely to be transferred to the Company's President, in partial consideration for his assumption of the Company's $261,177 in liabilities, it should be considered that the Company no longer is engaged in this line of business.

NOTE 2 - PAYROLL TAXES - CHAPTER 11

In connection with the Plan of Reorganization, payroll taxes are due within six years from April 23, 1986, the date of assessment. Accordingly, the tax liability, which includes accrued interest, is classified as current.

As indicated in Note 1, it is expected that this liability will be assumed by the Company's President in connection with the Company's preparation for a reverse marger transaction. It is expected that the Company will receive indemnification for Mr. Petito.

NOTE 3 - COMMON STOCK PURCHASE WARRANTS

In accordance with the Plan of Reorganization, 905,262 redeemable Class A and Class B Purchase Warrants were issued between September 19, 1990, and December 30, 1990. Each Warrant entitles the holder to purchase one "new" share of the Company's stock for each warrant that is exercixed. The exercise price of the Class A and Class B Warrants are $2.50 and $3.50, respectively. The expiration date for both Classes of Warrants was extended to December 31, 1997, by the Board of Directors.

As of October 31, 1997 and 1996, 903,761 Class A and 905,262 Class B Warrants were outstanding.

NOTE 4 - RELATED PARTY TRANSACTIONS

(a)  Transactions with Management

The Company has agreed to certain transactions with Joseph Petito, the Company's
President,   Chief  Operating  Officer,  Chairman  of  the  Board  and  majority
Shareholder. Such transactions are described below:

1. Facilities

The Company's President has arranged for the Company to conduct its business affiars on the premises of a company controlled by the President and located in Ronkonkoma, New York. Said premises and office equipment is being utitlized on a rent free basis.

2. Compensation and Other Costs

The Company has had minor sales and on other income since the relocation of its offices. As a result, virtually all of the Company's operating expenses have been advanced by Mr. Petito.

Costs advanced to the Company by Mr. Petito for the three months ended October 31, 1997, amount to $2,300.

On June 2, 1990, the Board of Directors agreed to provide compensation to Mr. Petito, at the rate of $1,500 per week. On May 2, 1994, Mr. Petito agreed to forego the $1,500 weekly compensation until the Company shows a significant upward trend in its results of operations.

3. Due to Officer

The details of the Due to Officer Account are as follows:

                                      Salary         Advances            Total

   Balance - April 30, 1997          78,000          45,712             123,712
                                     ------------------------------------------

   Balance Oct. 31, 1997             78,000          45,712             123,712
                                     ------------------------------------------

Management's Discussion and Analysis of Plan of Operations

During the six months ended October 31, 1997, the Company experienced a $0 net loss without any revenues. The Company's de minimus general and administrative expenses were in turn due to the Company's President, Joseph Petito, allowing the Company to operate on a rent free basis in the premises of an otherwise non-affiliated privately owned entity controlled by Mr. Petito's family.

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

There can be no assurance whatsoever that management will be successful in consummating a business combination during the foresseable future. However, and based upon management's recent success in attracting potentially acceptable business combination partners, management is still reasonably optimistic that it can reach a preliminary meeting of the minds with a business combination partner prior to the end of the 1998 calendar year.

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

Dated: December 29, 1997

                                   Orion Diverisfied Technologies, Inc.


                                    By:____________________________________
                                       Joseph Petito, President, Chief Executive
                                       Officer and Chief Financial Officer