Form 10QSB/A
period 1997-07-31
ORION DIVERSIFIED TECHNOLOGIES INC
filed 2000-09-21
CIK 32284

U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB/A

                                   (Mark One)

                 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR

                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1997

                 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______
                           Commission File No. 0-4006

                      ORION DIVERSIFIED TECHNOLOGIES, INC.

                 (Name of Small Business Issuer in its charter)

       New Jersey                                               22-1637978
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                           Identification Number)

                53 West Hills Road, Huntington Station, NY 11746

                    (Address of Principal Executive Offices)

                                 (631) 425-6161

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

                                 YES | | NO |X|

                APPLICABLE ONLY TO ISSUES INVOLVED IN BANKRUPTCY

                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                 YES |X| NO |_|

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

  Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 Common Stock, $.01 Par Value, 1,847,397 shares

                      ORION DIVERSIFIED TECHNOLOGIES, INC.

                          Index to financial Statements

PART I       FINANCIAL INFORMATION

  ITEM 1     Financial Statements

             Balance sheet as of and July 31, 1997

             Results of operations for the three months ended
              July 31, 1997  and 1996

             Statements of cash flows for the three months ended
              July 31, 1997 and 1996

             Notes to financial statements

  ITEM 2     Management's Discussion and Analysis of
              Financial Condition and Results of Operations

PART II      OTHER INFORMATION

  ITEM 1     Legal Proceedings
  ITEM 2     Changes in Securities
  ITEM 3     Defaults Upon Senior Securities
  ITEM 4     Submission of Matters to a vote of Security-Holders
  ITEM 5     Other Information
  ITEM 6     Exhibits and Reports on Form 8-K

                      ORION DIVERSIFIED TECHNOLOGIES, INC.

                                  BALANCE SHEET
                                  JULY 31, 1997
                                   (Unaudited)


Assets:

Current Assets:

     Inventory (Note 2)                                         $       --
                                                                   -------
       Total current assets                                             --
                                                                   -------
       Total assets                                             $       --
                                                                   =======

Liabilities and Stockholders' Equity

Current Liabilities:

     Accounts payable and accrued Expenses                      $    5,250
     Due to officer                                                123,862
                                                                   -------
                                                                   129,112
                                                                   -------
Stockholders' Equity

     Common Stock, par value $.01 per share,                        18,469
      authorized 10,000,000 shares, issued
      and outstanding 1,847,397 shares
     Paid-in capital                                                 3,737
     Deficit                                                      (151,318)
                                                                  --------
       Total stockholders' equity                                 (129,112)
                                                                  --------
Total liabilities and stockholders' equity                       $      --
                                                                  ========

See accompanying notes.

                      ORION DIVERSIFIED TECHNOLOGIES, INC.

                             STATEMENT OF OPERATIONS
                         THE THREE MONTHS ENDED JULY 31,
                                   (Unaudited)


                                                          1997              1996
                                                          ----              ----


Revenues                                             $      --            $     --

Costs and Expenses

     General and administrative                            280                  --
     Expiration of liability for
     Payroll taxes                                    (137,465)                 --
     Write-off abandoned inventory                     104,101                  --
                                                       -------             -------

       Total costs and expenses (Income)              ( 33,084)                 --
                                                       -------             -------

       Net income                                    $  33,084                  --
                                                       =======             =======

Basic and diluted net income per share               $    0.02                  --
                                                          ====             =======

Weighted average number of common shares              1,847,397          1,844,397
                                                      =========          =========

See accompanying notes.

                      ORION DIVERSIFIED TECHNOLOGIES, INC.

                             STATEMENT OF CASH FLOWS

                       FOR THE THREE MONTHS ENDED JULY 31,

                                   (Unaudited)


                                                                      1997             1996
                                                                      ----             ----

Cash flow from operating activities

     Net income                                                   $  33,084        $     --

Adjustments to reconcile net loss
  to net cash provided by operating activities

Shares issued for professional services                                  30              --
Write off of inventories                                            104,101              --
Expiration of liability for
 Payroll taxes                                                     (137,465)             --

Changes in assets and liabilities
Accounts payable and accrued expenses                                   250              --
                                                                    -------            ----
    Net cash provided by operations                                      --              --
                                                                    -------            ----
Net increase/decrease in cash                                            --              --
                                                                    -------            ----
Cash - beginning of period                                               --              --
                                                                    -------            ----
Cash - end of period                                              $      --         $    --
                                                                    =======            ====

See accompanying notes.

                      ORION DIVERSIFIED TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

Orion Diversified Technologies, Inc. (the Company), d/b/a Electronic Transistors, Corp., was incorporated in New Jersey in 1959. The Company was initially engaged in the marketing and sale of a line of approximately 2,500 electronic semi-conductors, principally transistors, diodes and rectifiers and, to a lesser extent, other ancillary related electronics. Because of sustained operating losses, the Company discontinued this line of operation and filed a plan of reorganization (under Chapter 11) with the United States Bankruptcy Court for the Eastern District of New York, on April 30, 1990.

Pursuant to the plan of reorganization, the Company issued 905,262 unrestricted shares and an equal number of Series A and Series B Common Stock Purchase Warrants to various creditors. Under the plan, creditors received one share of common stock, a Series A warrant, and a Series B warrant for every $5.00 of debt. The Series A and B warrants were exercisable at $2.50 and $3.50 and had initial expiration dates of 15 and 20 months from June 2, 1992, respectively. The Company had the option to grant, and has continually granted extensions of the exercise period of the warrants.

On February 25, 1993, the Company acquired an 85.81% equity interest in Netherland Gardens Owners, Inc. (a New York corporation) from Michaels Associates, a non-affiliated business entity. The corporation owned a 59 unit cooperative residential dwelling in White Plains, New York (the "Co-op"). The Company exchanged 500,000 shares of restricted stock for all shares held by Michael Associates and issued 50,000 shares to the finder and broker.

From 1993 to 1996, the Company's investment in the Co-Op resulted in recurring losses. On January 11, 1996, the Company entered into a new agreement with Michael Associates. Under the new agreement, Michaels Associates retained 100,000 shares of the Company's stock, cancelled the acquisition contract, and released the Company from any and all obligations.

Since 1996, the Company has sought a merger partner who will benefit from the Company's access to capital markets and provide the Company with profitable operations.

                      ORION DIVERSIFIED TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

Interim Financial Statements (Unaudited)

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the unaudited interim financial statements include all adjustments, consisting only of normal recurring adjustments.

Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended April 30, 1997.

Estimates and Assumptions

The preparation of financial statements, in conformity with the generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less, when purchased, to be cash equivalents.

Inventories

The Company's inventory of semi-conductors was composed of unsold obsolete items with no market value. As of July 31, 1997, the Company wrote off $104,101.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets ranging from three to five years. Property held under capital leases is amortized over the lesser of the lease term or their estimated useful lives.

                      ORION DIVERSIFIED TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNT POLICIES (continued)

Long-Lived Assets

The Company follows the provisions of the Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of". SFAS 121 establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Non-monetary Transactions

The accounting for non-monetary assets is based on the fair values of the assets involved. Cost of a non-monetary asset acquired in exchange for another non-monetary asset is recorded at the fair value of the asset surrendered to obtain it. The difference in the costs of the assets exchanged is recognized as a gain or loss. The fair value of the asset received is used to measure the cost if it is more clearly evident than the fair value of the asset surrendered.

                      ORION DIVERSIFIED TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNT POLICIES (continued)

Stock-Based Compensation

The Company has adopted Accounting Principles Board Opinion 25 for its accounting for stock based compensation. Under this policy:

1. Compensation costs are recognized as an expense over the period of employment attributable to the employee stock options.

2. Stocks issued in accordance with a plan for past or future services of an employee are allocated between the expired costs and future costs. Future costs are charged to the periods in which the services are performed. The pro forma amounts of the difference between compensation cost, included in net income and related cost measured by the fair value based method including tax effects, are disclosed.

New Accounting Standards

In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. Specifically, SFAS 130 requires that all items that meet the definition of components of comprehensive income be reported in a financial statement for the period in which they are recognized. However, SFAS 130 does not specify when to recognize, or how to measure, the items that make up comprehensive income. SFAS 130 is effective for fiscal years beginning after December 15, 1997, and early application is permitted. Management believes the application of SFAS 130 will not have a material effect on the Company's future financial statements.

In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Financial Reporting for Segments of Business Enterprise." SFAS 131 supersedes the "industry segment" concept of SFAS 14 with a "management approach" concept as the basis for identifying reportable segments. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and early application is permitted. Management believes the application of SFAS 131 will not have a material effect on the Company's future financial statements.

                      ORION DIVERSIFIED TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNT POLICIES (continued)

Earnings per Share

The Company follows the Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No. 128 requires the presentation of both basic and diluted earnings per share.


NOTE 3 - PAYROLL TAXES

In connection with the Plan of Reorganization, payroll taxes were due within six years from April 23, 1986, the date of assessment. The Company has not paid the $137,465 tax liability and the taxing authorities have taken no action to collect it. Management believes that, under the current federal and state tax laws, the liability is subject to the statute of limitation and therefore is no longer due.

NOTE 3 - COMMON STOCK PURCHASE WARRANTS

In accordance with the Plan of Reorganization, 905,262 redeemable Class A and Class B Purchase Warrants were issued between September 19, 1990, and December 30, 1990. Each warrant entitles the holder to purchase one "new" share of the Company's stock for each warrant that is exercised. The exercise price of the Class A and Class B Warrants are $2.50 and $3.50, respectively. The Board of Directors of the Company extended the expiration dates for both Classes of Warrants to December 31, 2000.

As of August 15, 2000, 903,761 Class A and 905,262 Class B Warrants were outstanding.


NOTE 4 - RELATED PARTY TRANSACTIONS

Transactions with Management

The Company has agreed to certain transactions with Joseph Petito, the Company's
President,   Chief  Operating  Officer,  Chairman  of  the  Board  and  majority shareholder. Such transactions are described below:

1. Facilities

The Company's President has arranged for the Company to conduct its business affairs on the premises of a company controlled by the President and located in Ronkonkoma, New York. Said premises and office equipment is being utilized on a rent-free basis.

                      ORION DIVERSIFIED TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)

Transactions with Management

2. Compensation and Other Costs

The Company has had no sales and no other income since the relocation of its offices. As a result, Mr. Petito has gratuitously advanced virtually all of the Company's operating expenses.

On June 2, 1990, the Board of Directors agreed to provide compensation to Mr. Petito, at the rate of $1,500 per week. On May 2, 1994, Mr. Petito agreed to forego the $1,500 weekly compensation until the Company shows a significant upward trend in its results of operations.

3. Due to Officer

As of July 31, 1997, the amounts owed to the officer were as follows

       Salary                                         $  78,000
       Advances made to the Company                      45,862
                                                        -------

              Total                                   $ 123,862
                                                        =======


                      ORION DIVERSIFIED TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

ITEM 2. Management's Discussion and Analysis of Plan of Operations

         The Private Securities Litigation Reform Act of 1995 contains "safe harbor" provisions regarding forward-looking statements. Except for historical information contained herein, the matters discussed in the Liquidity and Capital Resources section below contain potential risks and uncertainties, including, without limitation, risks related to the Company's ability to successfully identify potential merger partners, retain key employees and settle any outstanding debts. The Company will need to attract partners in order to execute its revised business strategy, and there can be no assurance that the Company will be successful in attracting such partners.

RESULTS OF OPERATIONS

During the three months ended July 31, 1997 and 1996 the Company recognized net income of $33,084. The net income was the net result of a reduction of prior years payroll tax expense of $137,465, and write off of $104,101 obsolete inventory. The payroll tax is no longer a liability of the Company. The Company does not anticipate sales of any products or service for the foreseeable future. The net income for the three months ended July 31, 1996 was $0.

The Company's general and administrative expenses of only $280 were due to the Company's President, Joseph Petito, allowing the Company to operate on a rent-free basis in the premises of a privately owned entity controlled by Mr. Petito's family.

The Company did not conduct any research and development or selling and marketing activities in the three months ended July 31, 1997 or 1996. The Company is not currently conducting any research and development or selling and marketing activities.

The drastic reduction in both the Company's gross revenue and general and administrative expenses was entirely attributable to the Company's January 11, 1996 divestiture of NGO. The divestiture left the Company without material assets or capital resources. Accordingly, the continued economic viability of the Company is entirely dependent upon Mr. Petito's continued funding and assumption of the Company's expenses and providing the Company with rent-free premises and the use of office equipment.

There can be no assurance whatsoever that management will be successful in consummating a business combination during the foreseeable future. However, and in spite of management's recent unsuccessful endeavors in attracting potentially acceptable business combination partners, management is still reasonably optimistic that it can reach a preliminary meeting of the minds with a business combination partner prior to the end of the 2000 calendar year.

                      ORION DIVERSIFIED TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

ITEM 2. Management's Discussion and Analysis of Plan of Operations (continued)

     The Company is authorized to issue up to 10,000,000 shares of its Common Stock. As of August 28, 2000, there were 1,847,397 shares of the Company's Common Stock issued and outstanding. The Company issued 3,000 shares in 1997 in exchange for professional services rendered.

Capital Expenditures

         The Company does not have any material commitments for capital expenditures at this time.

Effects of Inflation

         The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Company's sales or operating results.

Income Taxes

The Company adopted Statement No. 109 "Accounting for Income Taxes" in 1993 and its implementation has had no effect on the Company's financial position and results of operation.

                      ORION DIVERSIFIED TECHNOLOGIES, INC.

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS
                       ------------------
                       None

ITEM 2.                CHANGES IN SECURITIES
                       ---------------------
                       None

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES
                       -------------------------------
                                  None

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                       ------------------------------------------------
                       None

ITEM 5.                OTHER INFORMATION
                       -----------------
                       None

ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K
                       ---------------------------------
                                  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 28, 2000

               Orion Diversified Technologies, Inc.

               By: ____________________________________
                   Joseph Petito, President, Chief Executive
                   Officer and Chief Financial Officer