Form 10QSB/A
period 1997-10-31
ORION DIVERSIFIED TECHNOLOGIES INC
filed 2000-09-22
CIK 32284

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

                      ORION DIVERSIFIED TECHNOLOGIES, INC.

                          Index to financial Statements

PART I       FINANCIAL INFORMATION

  ITEM 1     Financial Statements

             Balance sheet as of and October 31, 1997

             Results of operations for the six months ended
              October 31, 1997  and 1996

             Statements of cash flows for the six months ended
              October 31, 1997 and 1996

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

                      ORION DIVERSIFIED TECHNOLOGIES, INC.

                                  BALANCE SHEET
                                OCTOBER 31, 1997
                                   (Unaudited)


Assets:

Current Assets:

     Inventory (Note 2)                                         $       --
                                                                   -------
       Total current assets                                             --
                                                                   -------
       Total assets                                             $       --
                                                                   =======

Liabilities and Stockholders' Equity

Current Liabilities:

     Accounts payable and accrued Expenses                      $    5,350
     Due to officer                                                123,862
                                                                   -------
                                                                   129,212
                                                                   -------
Stockholders' Equity

     Common Stock, par value $.01 per share,                        18,469
      authorized 10,000,000 shares, issued
      and outstanding 1,847,397 shares
     Paid-in capital                                                 3,737
     Deficit                                                      (151,418)
                                                                  --------
       Total stockholders' equity                                 (129,212)
                                                                  --------

Total liabilities and stockholders' equity                       $      --
                                                                  ========

See accompanying notes.

                      ORION DIVERSIFIED TECHNOLOGIES, INC.

                             STATEMENT OF OPERATIONS
                         THE SIX MONTHS ENDED OCTOBER 31,
                                   (Unaudited)


                                                          1997              1996
                                                          ----              ----


Revenues                                             $      --            $     --

Costs and Expenses

     General and administrative                            380                  --
     Expiration of liability for
     Payroll taxes                                    (137,465)                 --
     Write-off abandoned inventory                     104,101                  --
                                                       -------             -------

       Total costs and expenses (Income)              ( 32,984)                 --
                                                       -------             -------

       Net Income                                     $ 32,984                  --
                                                       =======             =======

Basic and diluted net income per share               $    0.02                  --
                                                          ====             =======

Weighted average number of common shares              1,847,397          1,844,397
                                                      =========          =========

See accompanying notes.

                      ORION DIVERSIFIED TECHNOLOGIES, INC.

                             STATEMENT OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED OCTOBER 31,
                                   (Unaudited)


                                                                      1997             1996
                                                                      ----             ----

Cash flow from operating activities

     Net Income                                                  $   32,984        $     --

Adjustments to reconcile net loss
  to net cash provided by operating activities

Shares issued for professional services                                  30              --
Write off of inventories                                            104,101              --
Expiration of liability for
 Payroll taxes                                                     (137,465)             --
Changes in assets and liabilities:
Accounts payable and accrued expenses                                   350              --
                                                                    -------            ----
    Net cash provided by operations                                      --              --
                                                                    -------            ----
Net increase/decrease in cash                                            --              --
                                                                    -------            ----
Cash - beginning of period                                               --              --
                                                                    -------            ----
Cash - end of period                                              $      --         $    --
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

Inventories

The Company's inventory of semi-conductors was composed of unsold obsolete items with no market value. As of October 31, 1997, the Company has no inventory. As of July 31, 1997 the Company wrote off $104,101 of abandoned inventory.

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

As of October 31, 1997, the amounts owed to the officer were as follows

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

RESULTS OF OPERATIONS

During the six month quarter ended October 31, 1997 and 1996 the Company recognized net income of $32,984. The net income was the net result of a reduction of prior years payroll tax expense of $137,465, and write off of $104,101 obsolete inventory. The payroll tax is no longer a liability of the Company. The Company does not anticipate sales of any products or service for the foreseeable future. The net income for the six months ended October 31, 1996 was $0.

The Company's general and administrative expenses of $380 were due to the Company's President, Joseph Petito, allowing the Company to operate on a rent-free basis in the premises of a privately owned entity controlled by Mr. Petito's family.

The Company did not conduct any research and development or selling and marketing activities in the six months ended October 31, 1997 or 1996. The Company is not currently conducting any research and development or selling and marketing activities.

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