Form 10QSB
period 1998-01-31
ORION DIVERSIFIED TECHNOLOGIES INC
filed 2000-09-22
CIK 32284

U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

                 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR

                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1998

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

                      ORION DIVERSIFIED TECHNOLOGIES, INC.

                          Index to financial Statements

PART I       FINANCIAL INFORMATION

  ITEM 1     Financial Statements

             Balance sheet as of and January 31, 1998

             Results of operations for the nine months ended
              January 31, 1998  and 1997

             Statements of cash flows for the nine months ended
              January 31, 1998 and 1997

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

                      ORION DIVERSIFIED TECHNOLOGIES, INC.

                                  BALANCE SHEET
                                JANUARY 31, 1998
                                   (Unaudited)


Assets:

Current Assets:

     Inventory (Note 2)                                         $       --
                                                                   -------
       Total current assets                                             --
                                                                   -------
       Total assets                                             $       --
                                                                   =======

Liabilities and Stockholders' Equity

Current Liabilities:

     Accounts payable and accrued Expenses                      $    5,450
     Due to officer                                                123,862
                                                                   -------
                                                                   129,312
                                                                   -------
Stockholders' Equity

     Common Stock, par value $.01 per share,                        18,469
      authorized 10,000,000 shares, issued
      and outstanding 1,847,397 shares
     Paid-in capital                                                 3,737
     Deficit                                                      (151,518)
                                                                  --------
       Total stockholders' equity                                 (129,312)
                                                                  --------

Total liabilities and stockholders' equity                       $      --
                                                                  ========

See accompanying notes.

                      ORION DIVERSIFIED TECHNOLOGIES, INC.

                             STATEMENT OF OPERATIONS
                         THE NINE MONTHS ENDED JANUARY 31,
                                   (Unaudited)


                                                          1998              1997
                                                          ----              ----


Revenues                                             $      --            $     --

Costs and Expenses

     General and administrative                            480                  --
     Expiration of liability for
     Payroll taxes                                    (137,465)                 --
     Write-off abandoned inventory                     104,101                  --
                                                       -------             -------

       Total costs and expenses (Income)              ( 32,884)                 --
                                                       -------             -------

       Net Income                                     $ 32,884                  --
                                                       =======             =======

Basic and diluted net income per share               $    0.02                  --
                                                          ====             =======

Weighted average number of common shares              1,847,397          1,844,397
                                                      =========          =========

See accompanying notes.

                      ORION DIVERSIFIED TECHNOLOGIES, INC.

                             STATEMENT OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED JANUARY 31,
                                   (Unaudited)


                                                                      1998             1997
                                                                      ----             ----

Cash flow from operating activities

     Net Income                                                  $   32,884        $     --

Adjustments to reconcile net loss
  to net cash provided by operating activities

Shares issued for professional services                                  30              --
Write off of inventories                                            104,101              --
Expiration of liability for
 Payroll taxes                                                     (137,465)             --
Changes in assets and liabilities:
Accounts payable and accrued expenses                                   450              --
                                                                    -------            ----
    Net cash provided by operations                                      --              --
                                                                    -------            ----
Net increase/decrease in cash                                            --              --
                                                                    -------            ----
Cash - beginning of period                                               --              --
                                                                    -------            ----
Cash - end of period                                              $      --         $    --
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

Inventories

The Company's inventory of semi-conductors was composed of unsold obsolete items with no market value. As of January 31, 1998, the Company has no inventory. As of July 31, 1997 the Company wrote off $104,101 of abandoned inventory.

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

                      ORION DIVERSIFIED TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)

Transactions with Management

2. Compensation and Other Costs

The Company has had no sales and no other income since the relocation of its offices. As a result, Mr. Petito gratuitously has advanced virtually all of the Company's operating expenses.

On June 2, 1990, the Board of Directors agreed to provide compensation to Mr. Petito, at the rate of $1,500 per week. On May 2, 1994, Mr. Petito agreed to forego the $1,500 weekly compensation until the Company shows a significant upward trend in its results of operations.

3. Due to Officer

As of January 31, 1998, the amounts owed to the officer were as follows

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

RESULTS OF OPERATIONS

During the nine month quarter ended January 31, 1998 the Company recognized net income of $32,884. The net income was the net result of a reduction of prior years payroll tax expense of $137,465, and write off of $104,101 obsolete inventory. The payroll tax is no longer a liability of the Company. The Company does not anticipate sales of any products or service for the foreseeable future. The net income for the nine months ended January 31, 1997 was $0.

The Company's general and administrative expenses of $480 were due to the Company's President, Joseph Petito, allowing the Company to operate on a rent-free basis in the premises of a privately owned entity controlled by Mr. Petito's family.

The Company did not conduct any research and development or selling and marketing activities in the nine months ended January 31, 1998 or 1997. The Company is not currently conducting any research and development or selling and marketing activities.

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