Form 10KSB
period 1998-04-30
ORION DIVERSIFIED TECHNOLOGIES INC
filed 2000-09-22
CIK 32284

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR
                              ENDED APRIL 30, 1998
 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                            OF 1934 (NO FEE REQUIRED)

     For the transition period from __________________ to _________________

                           Commission File No. 0-4006
                                               ------

                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                 ( Name of Small Business Issuer in its charter)

                              New Jersey 22-1637978
                              ----------
                (State or other jurisdiction of (I.R.S. Employer
             incorporation or organization) Identification Number)

                53 West Hills Road, Huntington Station, NY 11746
               (Address of Principal Executive Offices) (Zip Code)

                                 (631) 425-6161
                 (Issuer's Telephone Number Including Area Code)
        Securities  registered  pursuant  to  Section  12(b)  of the  Act:  None
           Securities registered pursuant to Section 12(g) of the Act:

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

 Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant 's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                      |-|

           State issuer's revenues for its most recent fiscal year. $0

 State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.
                                    $18,474.

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

                 Common Stock, $.01 Par Value, 1,847,397 shares

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

PART I

ITEM 1. BUSINESS

(a) Business Development

Historical

The  Registrant  was  incorporated  in New  Jersey  in  1959.  Until  1986,  the
Registrant was engaged in the marketing and sale of a line of approximately 2,500 electronic semiconductors, principally transistors, diodes and rectifiers and, to a lesser extent, other ancillary related electronic products. Because of sustained operating loses, the Company discontinued this line of operation and filed a plan of reorganization (under Chapter 11) with the United States Bankruptcy Court for the Eastern District of New York, on April 30, 1990.


On September 19, 1990, and as required by the Plan, the Registrant prepared and forwarded to all stockholders of record, a notice advising stockholders as to the applicable terms of the Plan (the "Notice"). The operative provisions of the Notice were as follows:

1. All theretofore issued and outstanding shares of the Registrant's Common Stock, $.01 par value per share, which were restricted securities were cancelled and would not be reissued.

2. All non-legend stock (free-trading) was also cancelled but was reissued at a reverse-split ratio of three new shares for every seven "old" shares turned in. Each "new" share was accompanied by two Common Stock Purchase Warrants; a Class A Warrant exercisable within fifteen months and entitling the holder to purchase one additional "new" share of the Registrant's Common Stock at $2.50; and a Class B Warrant exercisable at any time within thirty months and entitling the holder to purchase one additional "new" share of the Registrant's Common Stock at $3.50 a share. A unit consists of one Common Stock certificate and two Warrant certificates. Stockholders will be required to pay a transfer fee to the transfer agent.


The condition of the above-mentioned re-issuance was that all shares in the stockholder's possession, or in the possession of the shareholder's broker, be returned to the Registrant's then transfer agent, Liberty Transfer Co., by the cut-off date which was set at November 15, 1990, 5:00 p.m. Eastern Standard Time. Failure to comply with this provision would result in the cancellation of any shares theretofore owned by stockholders.

On November 12, 1990, the Registrant prepared and forwarded to all stockholders of record a notice advising the stockholders that the expiration date to surrender and exchange their Common Stock certificates had been extended to 5:00 p.m. on Monday, December 31, 1990. On January 20, 1992, due to the bankruptcy proceedings and the Registrant's slow restart-up, the Board of Directors extended the Class A warrants another six months to June 30, 1993.

As part of the Registrant's Plan of Reorganization, as confirmed by the United States Bankruptcy Court for the Eastern District of New York on April 30, 1990 and consummated on June 2, 1992, the Registrant issued an aggregate of 905,262 Series A Common Stock Purchase Warrants (the "Series A Warrants") and an aggregate of 905,262 Series B Common Stock Purchase Warrants (the "Series B Warrants"). The Series A Warrants were exercisable at $2.50 per share within fifteen (15) months from June 2, 1992, the payment date under the Plan, or such further extension as the Registrant may grant. The Series B Warrants were exercisable at $3.50 per share within thirty months from the payment date under the Plan, or such further extension as the Registrant may grant.

The jurisdiction of the Bankruptcy Court over the affairs of the Registrant ended on June 2, 1992 when the Bankruptcy Court entered the order of consummation. Due principally to the longer than anticipated commencement date of operations and with a view towards granting to stockholders the benefit intended in the Plan, management determined that the six months extension for the warrants would be inadequate. Accordingly, the Board of Directors, on several occasions, has extended the warrants to December 31, 2000.

On February 25, 1993, the Company entered an agreement with Michaels Associates, a non-affiliated business entity, and acquired an 85.81% equity interest in Netherland Gardens Owners, Inc. (NGO), a New York corporation. NGO was the record and beneficial owner of a 59-unit co-op residential dwelling in White Plains, New York (the "Co-op").

On January 11, 1996, the Company entered a divestiture agreement with Michaels Associates. In accordance with the agreement, the Company received back 450,000 shares that it had issued for the acquisition of NGO and returned the shares of NGO and the Co-op to Michaels Associates.

From 1996 to present, the Company has been investigating the opportunities for a business combination with a profitable privately owned entity. The Company believes its status as a public firm provides incentives for a merger to private companies that seek access to capital markets.


ITEM 2. DESCRIPTION OF PROPERTY

(a)(1) Rental Premises. Because the Company has been dormant since 1997, it has used its Chairman`s office address to receive mail. The Company had no activity and did not pay any rent in the year ended April 30, 1998.

(a)(2) Inventory. In 1997, management determined that the inventory was obsolete and worthless and decided to abandon it.


ITEM 3. LEGAL PROCEEDINGS

Since the consummation of the Plan of Reorganization on June 2, 1992, no material legal proceeding was pending or threatened against, or settled by, the Registrant.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Neither during the fourth quarter of the fiscal year ended April 30, 1998 nor at any time since August 15, 1994, did the Registrant conduct an Annual Meeting of its stockholders pursuant to definitive proxy materials under Regulation 14 A under the Act, or otherwise.

PART II

ITEM 5. MARKET FOR COMMON STOCK EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information.

The principal market for the Registrant's Common Stock, its only class of equity securities, is the over-the-counter market.

The following table indicates the quarterly high and low price ranges of the Registrant's Common stock representing actual trades in the over-the-counter market during the fiscal years ended April 30, 1997 and April 30, 1998, as reported by the Trading and Market Service of the Nasdaq Stock Market, Inc.

                                              HIGH              LOW
Fiscal 1997:
-----------
FIRST QUARTER
May 1st thru
July 31, 1996                                 2.50              .75

SECOND QUARTER
August 1st thru
October 31, 1996                              3.00              .50

THIRD QUARTER
November 1st thru
January 31, 1997                              1.50              .50

FOURTH QUARTER
February 1st thru
April 30, 1997                                1.25              .25

Fiscal 1998:

FIRST QUARTER
May 1st thru
July 31, 1997                                 Unpriced

SECOND QUARTER
August 1st thru
October 31, 1997                              Unpriced

THIRD QUARTER
November 1st thru
January 31, 1998                              Unpriced

FOURTH QUARTER
February 1st thru
April 30, 1998                                Unpriced

Fiscal 1999

FIRST QUARTER
May 1st thru
July 31, 1998                                Unpriced

(b) Holders.

As of August 23, 2000, the approximate number of holders of record of shares of the Registrant's Common Stock,$.01 par value per share and Series A and Series B Warrants, the Registrant's only class of trading securities, was believed by management to be as follows:

Title of Class                          Number of Record Holders


Common Stock, $.01 par                              325
Series A Warrant                                    285
Series B Warrant                                    286

Management believes there are many shareholders and warrant holders whose securities are held in street name with various brokerage houses. The exact number of shareholders is unknown to the Registrant.

(c) Dividends.

The Registrant has paid no dividends during the fiscal years ended April 30, 1997 and April 30, 1998. Other than the requirements of the New Jersey Business Corporation Act that dividends be paid out of capital surplus only and that the declaration and payment of a dividend not render The Registrant insolvent, there are no restrictions on the Registrant's present or future ability to pay dividends.

The payment by the Registrant of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Registrant's earnings, its capital requirements, and its financial conditions, as well as other relevant factors.


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

RESULTS OF OPERATIONS

In the fiscal years ended April 30, 1998 and 1997, the Company had discontinued all operations and did not earn any revenues.

In 1998 and 1997, the Company's general and administrative expenses were due to the Company's President, Joseph Petito, allowing the Company to operate on a rent-free basis in the premises of a privately owned entity controlled by Mr. Petito's family.

The Company did not conduct any research and development or selling and marketing activities in the fiscal years ended April 30, 1998 and 1997. The Company is not currently conducting any research and development or selling and marketing activities.

During the fiscal years ended April 30, 1998, the Company recognized a net income of $32,784. The net income was principally the net result of a reduction of prior years payroll tax expense of $137,465 and the write-off of $104,101 of obsolete inventory. The amount of general and administrative expenses in 1998 was only $580. Because of collection time-limitations provided in the federal tax laws, prior periods payroll taxes are no longer a liability of the Company. In 1997, the Company had a net loss of $150, due to payment of general and administrative expenses. The Company does not anticipate sales of any products or service for the foreseeable future other than those of a potential merger partner.

The drastic reduction in both the Company's gross revenue and general and administrative expenses was entirely attributable to the Company's January 11, 1996 divestiture of NGO. The divestiture left the Company without material assets or capital resources. Accordingly, the continued economic viability of the Company is entirely dependent upon: (1) Mr. Petito's continued funding, assumption of the Company's expenses, providing the Company with rent-free premises, and allowing the use of office equipment and (2) Orion's merger with a profitable operating company.

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


Financial Condition

In 1997, the Company changed its direction from investment in real estate to finding a merger partner.

The Company did not have any cash, as of April 30, 1998 and 1997. The Company's current assets decreased from $104,101 to $0, from April 30, 1997 to April 30, 1998. The reduction in current assets was because of the write off of obsolete inventory. The current liabilities decreased by $137,465 (50%) from $266,327 on April 30, 1997 to $129,412 on April 30, 1998. The reason for the decrease was the expiration of the payroll tax liabilities. The liability of $123,862 to the Company's shareholder and officer accounted for approximately 96% of the current liabilities of the Company on April 30, 1998 and 1997.

The Company is authorized to issue up to 10,000,000 shares of its Common Stock. As of April 30, 1998 and 1997, there were 1,847,397 shares of the Company's Common Stock issued and outstanding. The Company issued 3,000 shares in 1997 in exchange for professional services rendered.


Capital Expenditures

The Company did not have any material commitments for capital expenditures at April 30, 1998 and 1997.

Effects of Inflation

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Company's financial position or operating results.



ITEM 7. FINANCIAL STATEMENTS

Financial statements meeting the requirements of Item 310 of regulation S-B, for the fiscal year ending April 30, 1997 and 1996 were audited by Meyer Zimmerman, CPA.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Due to the death of Meyer Zimmerman, former Certified Public Accountant, the Company has retained Bloom and Company, CPA's as their independent auditor.

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

                         Duration and
                         Expiration                  Position &                 Age and
                         Date of                     Office with                Director
Name                     Present Term                Registrant                 Since


Joseph Petito            Next Annual                 President,                 80, March,1983
                         Meeting                     Chief Executive
                                                     Officer and Chief
                                                     Financial Officer

Irwin Lampert            Next Annual                 Vice President,            62, January,1995
                         Meeting                     Secretary
                                                     and Director (1)

(1) Irwin Lampert was elected to the Registrant's Board of Directors on January 2, 1995 upon the resignation of Donald Epstein, to serve until the next annual meeting of the Board of Directors. On the same day, Mr. Lampert was elected Secretary of the Registrant, upon Mr. Epstein's resignation from that office.

There is no understanding or arrangement between any directors or any other person or persons pursuant to which such individual was, or is to be, selected as a director or nominee of the Registrant.

(4) Business Experience

The following is a brief account of the experience of each director and executive officers of the Registrant:

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

IRWIN LAMPERT, since April 1995 has been a self employed electrical engineering and defense contracting consultant in Brooklyn, New York. Prior thereto since 1986, Mr. Lampert was an executive officer, director and principal stockholder of American Finishing & Spray, Inc., a privately owned New Jersey corporation engaged in the distribution and sale of coating technology for industrial and military application in Newark, New Jersey. Prior thereto since 1975, Mr. Lampert was employed by E-TRON Corp., a publicly owned corporation based in Edison, Jersey and engaged in the manufacture of electromechanical components for the United States military. Mr. Lampert received a Bachelor of Science degree in Electrical Engineering from the City University of the State of New York in 1959 and a Master of Science degree in Electrical Engineering from Polytechnic Institute of New York in 1961. Mr. Lampert received a Juris Doctor degree from Brooklyn Law School in 1965.

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

(c) Family Relationships

No family relationship exists between any director or executive officers of the Registrant.

(d) Involvement in Certain Legal Proceedings

No event listed in Sub-paragraphs (1) through (4) of Subparagraph (d) of Item 401 of Regulation S-B, has occurred with respect to any present executive officer or director of the Registrant or any nominee for director during the past five years which is material to an evaluation of the ability or integrity of such director or officer.

ITEM 10. EXECUTIVE COMPENSATION.

(a) General

(1) through (7) All Compensation Covered. During the fiscal year ended April 30, 1998, no compensation was paid to, accrued or set aside for any executive officer or director of the Registrant.

(b) Summary Compensation Table.

                                 SUMMARY COMPENSATION TABLE
                        Annual Compensation           Long-Term Compensation
                                                  Restricted   Securities
                                                    Stock     Underlying   LTI
    Name           Year    Salary   Bonus  Other    Award(s)     Options   pay
    ----           ----    ------   -----  -----    --------     -------   ---

Joseph Petito       1996    $-0-(1)  None  None      None        None     None
Joseph Petito       1997     -0-(1)  None  None      None        None     None
Joseph Petito       1998     -0-(1)  None  None      None        None     None

(1) On July 30, 1997,the Registrant received a written statement from Joseph Petito wherein and whereby he irrevocably waived any and all claims that he may have to receive compensation from the Registrant for the four fiscal years ended April 30, 1997 in the sum of $312,000 plus any and all accrued interest. Mr. Petito also waived any right that he may have under and with respect to the October 1, 1992 verbal agreement with the Board of Directors granting him the right and option to convert the Registrant's debt and obligation to him into two shares of the Registrant's Common Stock, at $.01 par value, for every $1.00 of debt.

(c) Option/SAR Grant Table. During the fiscal year ended April 30, 1998, the Registrant made no grants of stock options or freestanding SAR's.

(d) Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table. No stock options or freestanding SAR's are issued or outstanding. Accordingly, and during the fiscal year ended April 30, 1998, no stock options or freestanding SAR's were exercised. Notwithstanding the foregoing, an aggregate of 1,000,000 shares of the Registrant's Common Stock, $.01 par value per share are reserved for issuance pursuant to the Registrant's long-term incentive plan adopted by the Registrant's Board of Directors in August, 1990, but not yet ratified and approved by the Registrant's stockholders.

(e) Long-Term Incentive Plan ("LTIP") Awards Table. During the fiscal year ended April 30, 1998, the Registrant made no LTIP awards.

(f) Compensation of Directors. (1) and (2). During the fiscal year ended April 30, 1998, no director of the Registrant received any compensation, whether pursuant to any standard or other arrangement or otherwise.

(g) Employment Contracts and Termination of Employment, and Change-in Control Arrangements. (1) and (2). No executive officer, director or employee of the Registrant is serving pursuant to the terms of a written employment or other compensation agreement, understanding or arrangement with the Registrant; and no such agreement was entered into during the fiscal year ended April 30, 1998.

(h) Report on Repricing of Options/SAR's. No stock options or freestanding SAR's are issued or outstanding. Accordingly, and during the fiscal year ended April 30, 1998, no stock options or freestanding SAR's were repriced.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owner. The information is furnished as of April 30, 1998, as to the number of shares of the Registrant's Common Stock, $.01 par value per share owned beneficially, or known by the Registrant to own beneficially, more than 5% of any class of such security:



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
659 Old Willets Path
Hauppauge, NY 11788 (2)


(1) A New York corporation controlled by and under common control of Joseph Petito, the Registrants' President and Chief Executive Officer and hereinafter referred to as "ABC". See Item 11(b).

(2) Wife of Joseph Petito.  See Item 11(b).

(b) Security Ownership of Management. The information is furnished as of August 28, 2000, as to the number of shares of the Registrant's Common Stock, $.01 par value per share owned beneficially by each executive officer and director of the Registrant and by all executive officers and directors as a group:

Name and Address                   Amount and Nature
of Beneficial                      of Beneficial
Owner                              Ownership            Percentage of Class

Joseph Petito                     1,024,084 (1)(2)(3)          54.90%
659 Old Willets Path
Hauppauge, NY 11788

Irwin Lampert                      15,000(4)                   0.82%
1707 East 55th Street
Brooklyn, NY 11234

All Officers
And                                                            55.72%
Directors as a Group

--------------------------

(1) Does not include an aggregate of 563,400 Series A Common Stock Purchase Warrants or an aggregate of 563,400 Series B Common Stock Purchase Warrants owned by Mr. Petito and granted to him as a Class II and a Class IV creditor and pursuant to Article III (Class V) of the Plan. In the event that all publicly owned Class A and Class B Warrants are exercised and Mr. Petito exercises his Class A and Class B Warrants, there will be an aggregate of 3,656,421 shares of the Registrant's Common Stock issued and outstanding.

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

Except for the foregoing and during the fiscal year ended April 30, 1998 and April 30, 1997, no officer, director or relative or spouse of the foregoing persons or any relative of such person who has the same home as such person, or is a director or other officer of any parent or subsidiary of the Registrant or any shareholder known by the Registrant to own of record or beneficially more than five(5%) percent of the Registrant's Common Stock, had a direct or indirect material interest in any transaction or presently proposed transaction to which the Registrant or any of its parents or subsidiaries was or is a party.

(c) Parents. The following individuals and entities may be deemed to be parents of the Registrant: (i) Joseph Petito, the record and beneficial owner of an aggregate of 1,014,084 shares of the Registrant's Common Stock; (ii) Anita E. Petito, the record and beneficial owner of an aggregate of 180,500 shares of the Registrant's Common Stock; and ABC, the record and beneficial owner of an aggregate of 150,000 shares of the Registrant's Common Stock, which are included in the aggregate amount shown for Joseph Petito; (iii) Irwin Lampert, the record and beneficial owner of an aggregate of 15,000 shares.

(d) Transactions with Promoters. Inapplicable.


ITEM 13.  Exhibits and Reports on Form 8-K

No Form 8-K was filed in the fiscal year ended April 30, 1998.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Huntington Station, State of New York, on August 31, 2000.


ORION DIVERSIFIED TECHNOLOGIES, INC.

BY:


__________________________________

JOSEPH PETITO,
President and Chief Executive Officer,
Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in their capacities and on the dates indicated have signed this report below.


______________________

JOSEPH PETITO, Director
Dated:  August 31, 2000
Huntington Station, New York



----------------------
IRWIN LAMPERT, Director
Dated:  August 31, 2000
Huntington Station, New York

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Orion Diversified Technologies, Inc.
Garden City, New York

We  have  audited  the   accompanying   balance   sheet  of  Orion   Diversified
Technologies, Inc. as of April 30, 1998 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Orion Diversified Technologies, Inc. as of April 30, 1997, were audited by other auditors whose report dated September 25, 1997 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used, and significant estimates made, by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orion Diversified Technologies, Inc. as of April 30, 1998 and the results of its operation, changes in stockholders' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has incurred losses for several years that raises substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 7.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Bloom and Company
Hempstead, New York
August 31, 2000

                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                                  BALANCE SHEET

                                                             April 30,
                                                                1998

Assets

Current Assets:

       Inventory                                           $      --
                                                             -------
                Total Current Assets                              --
                                                             -------
                Total Assets                               $      --
                                                             =======

Liabilities & Stockholders Equity

Current Liabilities:

       Accounts Payable and Accrued Expenses                   5,550
       Due to Officers                                       123,862
       Payroll Taxes Payable - Chapter XI                         --
                                                             -------

       Total Liabilities                                     129,412
                                                             -------

Stockholders Equity:

    Common Stock, par value $.01 per share,
     authorized 10,000,000 shares, issued
       and outstanding 1,847,397 shares                       18,469
       Paid-in Capital                                         3,737
       Deficit                                              (151,618)
                                                             -------

       Total Stockholders Equity                            (129,412)
                                                             -------

Total Liabilities & Stockholders Equity                    $      --
                                                             =======

The accompanying notes are an integral part of these financial statements.

                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS
                     THE YEAR ENDED APRIL 30, 1998 AND 1997

                                                    1998                    1997
                                                    ----                    ----

INCOME

Revenues                                         $    --                $     --

Costs & Expenses:

     General & Administrative                        580                     150
     Expiration of liability for
    Payroll taxes                               (137,465)                     --
     Write-off abandoned inventory               104,101                      --
                                                 -------                   -----

       Total costs and expenses (Income)        ( 32,784)                    150
                                                 -------                   -----

       Total Costs & Expenses                     32,784                     150
                                                 -------                    ----
Income (Loss)                                     32,784                   ( 150)

Income taxes:
     Current                                     ( 4,831)                     --
     Tax benefit                                   4,831                      --
                                                  ------                   -----
     Net Income (loss)                           $ 32,784                $ (  150)
                                                  ======                   =====

Earnings per share:
Net income (loss)
Basic                                            $ .02                       N/A
                                                   ===                       ===
Diluted                                          $ .02                       N/A
                                                   ===                       ===

Weighted Average Number of
  Common Shares                               1,847,397                 1,844,397
                                              =========                 =========

The accompanying notes are an integral part of these financial statements.

                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
                     THE YEARS ENDED APRIL 30, 1998 AND 1997



                                                                    Additional
                                Common Stock          Warrants        Paid In    Accumulated
                                ------------          --------
                            Shares       Amount    Type    Number     Capital      Deficit       Total

Balance 5/1/96               1,844,397    $18,439    A     903,762    $ 3,737    $(184,252)    $(162,076)
Net loss                                                B  905,262                (    150)     (    150)
                             ---------     ------       -  -------      -----      --------      -------

Balance 4/30/97              1,844,397     18,439    A     903,762      3,737     (184,402)     (162,226)
                                                        B  905,262
Shares issued for
Professional
 services                        3,000         30                                                     30

Net income                                                                          32,784        32,784
                             ---------   -------     -    --------    -----       --------       -------
                                                     A    903,762
Balance 4/30/98              1,847,397    $18,469    B    905,262    $3,737      $(151,618)    $(129,412)
                             =========     ======    =    =======     =====        =======       =======


The accompanying notes are an integral part of these financial statements.

                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                           STATEMENT OF CASH FLOWS FOR
                     THE YEAR ENDED APRIL 30, 1998 AND 1997

                                                           1998             1997
                                                           ----             ----

Cash Flow from Operating Activities

           Net Income (Loss)                            $  32,784        $  (150)

Adjustments to Reconcile Net Loss
To Net Cash Provided by (Used For)
Operating Activities

Changes in assets and liabilities:

     Shares issued for professional services                   30             --
     Write off of inventories  104,101                         --
     Payroll Taxes                                       (137,465)           150
     Accounts payable and accrued expenses                    550             --
                                                         --------          -----

Net Cash Provided By (Used In)  Operations                     --             --
                                                         --------          -----

Net Increase/Decrease in Cash                                  --             --
                                                         --------          -----
Cash - Beginning                                               --             --
                                                         --------          -----
Cash - Ending                                          $       --        $    --
                                                         ========          =====


The accompanying notes are an integral part of these financial statements.

                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

Orion Diversified Technologies, Inc. (the Company), d/b/a Electronic Transistors, Corp., was incorporated in New Jersey in 1959. The Company was initially engaged in the marketing and sale of a line of approximately 2,500 electronic semi-conductors, principally transistors, diodes and rectifiers and, to a lesser extent, other ancillary related electronics. Because of sustained operating loses, the Company discontinued this line of operation and filed a plan of reorganization (under Chapter 11) with the United States Bankruptcy Court for the Eastern District of New York, on April 30, 1990.

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

Inventories

The Company's inventory of semi-conductors was composed of unsold obsolete items with no market value. As of July 31, 1997, the Company wrote off $104,101 of abandoned inventory.

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


Non-monetary Transactions

The accounting for non-monetary assets is based on the fair values of the assets involved. Cost of a non-monetary asset acquired in exchange for another non-monetary asset is recorded at the fair value of the asset surrendered to obtain it. The difference in the costs of the assets exchanged is recognized as a gain or loss. The fair value of the asset received is used to measure the cost if it is more clearly evident than the fair value of asset surrendered.

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

2. Stocks issued in accordance with a plan for past or future services of an employee are allocated between the expired costs and future costs. Future costs are charged to the periods in which the services are performed. The pro forma amounts of the difference between compensation cost, included in net income and related cost, measured by the fair value based method including the related tax effects, are disclosed.

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

                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNT POLICIES (continued)

New Accounting Standards

In April 1998, the FASB issued SOP 98-5, "Reporting on the Costs of Start-up Activities," which will become effective for the Company in fiscal 2000. It requires costs of start-up activities and organization costs to be expressed as incurred. The Company currently follows this approach and such costs have been minimal in the past.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures About Pensions and Other Post-retirement Benefits," which became effective for the fiscal years beginning after December 15, 1997. The statement standardizes the disclosure requirements for pension plans and other post retirement benefits. To the extent practicable, the statement requires additional information on changes in the benefit obligations and fair value of plan assets. The Company adopted the SFAS 132. The adoption of SFAS No. 132 did not have material impact on the Company's consolidated financial statements, the results of operations, or the notes thereto.


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


NOTE 4 - COMMON STOCK PURCHASE WARRANTS

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

As of August 15, 2000, 903,762 Class A and 905,262 Class B Warrants were outstanding.


NOTE 5 - RELATED PARTY TRANSACTIONS

Transactions with Management

The Company has agreed to certain transactions with Joseph Petito, the Company's
President,   Chief  Operating  Officer,  Chairman  of  the  Board  and  majority shareholder. Such transactions are described below:

1. Facilities

The Company's President has arranged for the Company to conduct its business affairs on the premises of a company controlled by the President and located in Ronkonkoma, New York. Said premises and office equipment are being utilized on a rent-free basis.

                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

Transactions with Management


2. Compensation and Other Costs

The Company has had no sales or other income since the relocation of its offices. As a result, Mr. Petito has advanced virtually all of the Company's operating expenses.

On June 2, 1990, the Board of Directors agreed to provide compensation to Mr. Petito, at the rate of $1,500 per week. On May 2, 1994, Mr. Petito agreed to forego the $1,500 weekly compensation until the Company shows a significant upward trend in its results of operations.


3. Due to Officer

As of April 30, 1998, the amounts owed to the officer were as follows

       Salary                                       $  78,000
       Advances made to the Company                    45,862
                                                      -------

              Total                                 $ 123,862
                                                      =======



NOTE 6. INCOME TAXES


The Company's net operating loss carryforwards and their expiration dates are as follows:


        Year loss          Expiration           Loss         Estimated
        incurred              Date             Amount        Tax Asset


        1996                 2015            $ 38,056        $ 5,708
        1997                 2016                 150             30
                                               ------          -----
                 Total                         38,206          5,738
Less: Valuation allowance                                     (5,738)
                                               ======          -----
                                                             $    --
                                                               =====


                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 6. INCOME TAXES (Continued)

Management believes that there is a risk that certain of these NOLs may expire unused and, accordingly, has established a valuation allowance against them.

The valuation allowance of $10,562 as of April 30, 1997 was reduced by $4,831 as a consequence of recognizing tax benefit of loss carryforward, in 1998.

Income tax expense differed from the amount computed by applying the statutory U.S. Federal Income Tax rates of 15% to the taxable incomes before taxes of 1998:

                                               1998            Rate
         Computed "expected"
            income tax expense              $(4,831)           (15)%
         Tax benefit of loss carryforward     4,831             15
                                              -----             --
         Total income tax expense           $    --             --
                                              =====             ==


NOTE 7. GOING CONCERN BASIS AND FUTURE PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Orion has not realized any material revenues for the three years ended April 30, 1997, and the consolidated results of operations for the year ended April 30, 1998 reflect a loss of $151,618. The Company also is entirely supported by its majority shareholder. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management's long-standing plans to remedy these conditions involve a business combination with a profitable private company in a reverse merger transaction. The Company further anticipates an eventual improvement in liquidity through the exercise of the Company's Class A and B Warrants.