Form 10QSB
period 1999-01-31
ORION DIVERSIFIED TECHNOLOGIES INC
filed 2000-09-22
CIK 32284

U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

                 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR

                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1999

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

                      ORION DIVERSIFIED TECHNOLOGIES, INC.

                          Index to financial Statements

PART I       FINANCIAL INFORMATION

  ITEM 1     Financial Statements

             Balance sheet as of and January 31, 1999

             Results of operations for the nine months ended
              January 31, 1999  and 1998

             Statements of cash flows for the nine months ended
              January 31, 1999 and 1998

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

                      ORION DIVERSIFIED TECHNOLOGIES, INC.

                                  BALANCE SHEET
                                JANUARY 31, 1999
                                   (Unaudited)


Assets:

Current Assets:

     Inventory (Note 2)                                         $       --
                                                                   -------
       Total current assets                                             --
                                                                   -------
       Total assets                                             $       --
                                                                   =======

Liabilities and Stockholders' Equity

Current Liabilities:

     Accounts payable and accrued Expenses                      $    5,850
     Due to officer                                                123,862
                                                                   -------
                                                                   129,712
                                                                   -------
Stockholders' Equity

     Common Stock, par value $.01 per share,                        18,469
      authorized 10,000,000 shares, issued
      and outstanding 1,847,397 shares
     Paid-in capital                                                 3,737
     Deficit                                                      (151,918)
                                                                  --------
       Total stockholders' equity                                 (129,712)
                                                                  --------
Total liabilities and stockholders' equity                       $      --
                                                                  ========

See accompanying notes.

                      ORION DIVERSIFIED TECHNOLOGIES, INC.

                             STATEMENT OF OPERATIONS
                         THE NINE MONTHS ENDED JANUARY 31,
                                   (Unaudited)


                                                          1999              1998
                                                          ----              ----


Revenues                                             $      --            $     --

Costs and Expenses

     General and administrative                            300                 480
     Expiration of liability for
     Payroll taxes                                          --            (137,465)
     Write-off abandoned inventory                          --             104,101
                                                       -------             -------

       Total costs and expenses (Income)                   300            ( 32,884)
                                                       -------             -------

       Net Income (Loss)                             $    (300)           $ 32,884
                                                       =======             =======

Basic and diluted net income per share                     N/A               0.02
                                                          ====             =======

Weighted average number of common shares              1,847,397          1,847,397
                                                      =========          =========

See accompanying notes.

                      ORION DIVERSIFIED TECHNOLOGIES, INC.

                             STATEMENT OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED JANUARY 31,
                                   (Unaudited)


                                                                      1999             1998
                                                                      ----             ----

Cash flow from operating activities

     Net Income (Los)                                            $     (300)      $  32,884

Adjustments to reconcile net loss
  to net cash provided by operating activities

Shares issued for professional services                                  --              30
Write off of inventories                                                 --         104,101
Expiration of liability for
 Payroll taxes                                                           --        (137,465)
Changes in assets and liabilities:
Accounts payable and accrued expenses                                   300             450
                                                                    -------        --------
    Net cash provided by operations                                      --              --
                                                                    -------        --------
Net increase/decrease in cash                                            --              --
                                                                    -------        --------
Cash - beginning of period                                               --              --
                                                                    -------        --------
Cash - end of period                                              $      --       $      --
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

Inventories

The Company's inventory of semi-conductors was composed of unsold obsolete items with no market value. As of January 31, 1999, the Company has no inventory. As of July 31, 1997, the Company wrote off $104,101 of abandoned inventory.

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

As of January 31, 1999, the amounts owed to the officer were as follows

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

RESULTS OF OPERATIONS

During the nine month quarter ended January 31, 1999 and 1998 the Company recognized a net loss of $300 and a net income of $32,884, respectively. The net income was the net result of a reduction of prior years payroll tax expense of $137,465, and write off of $104,101 obsolete inventory. The payroll tax is no longer a liability of the Company. The Company does not anticipate sales of any products or service for the foreseeable future.

The Company's general and administrative expenses of $300 were due to the Company's President, Joseph Petito, allowing the Company to operate on a rent-free basis in the premises of a privately owned entity controlled by Mr. Petito's family.

The Company did not conduct any research and development or selling and marketing activities in the nine months ended January 31, 1999 and 1998. The Company is not currently conducting any research and development or selling and marketing activities.

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

Dated: September 09, 2000

               Orion Diversified Technologies, Inc.

               By: ____________________________________
                   Joseph Petito, President, Chief Executive
                   Officer and Chief Financial Officer