Form 10QSB
period 2000-01-31
ORION DIVERSIFIED TECHNOLOGIES INC
filed 2000-09-22
CIK 32284

U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

                 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR

                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2000

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

                      ORION DIVERSIFIED TECHNOLOGIES, INC.

                          Index to financial Statements

PART I       FINANCIAL INFORMATION

  ITEM 1     Financial Statements

             Balance sheet as of and January 31, 2000

             Results of operations for the nine months ended
              January 31, 2000  and 1999

             Statements of cash flows for the nine months ended
              January 31, 2000 and 1999

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

                      ORION DIVERSIFIED TECHNOLOGIES, INC.

                                  BALANCE SHEET
                                JANUARY 31, 2000
                                   (Unaudited)


Assets:

Current Assets:

     Inventory (Note 2)                                         $       --
                                                                   -------
       Total current assets                                             --
                                                                   -------
       Total assets                                             $       --
                                                                   =======

Liabilities and Stockholders' Equity

Current Liabilities:

     Accounts payable and accrued Expenses                      $    6,250
     Due to officer                                                123,862
                                                                   -------
                                                                   130,112
                                                                   -------
Stockholders' Equity

     Common Stock, par value $.01 per share,                        18,469
      authorized 10,000,000 shares, issued
      and outstanding 1,847,397 shares
     Paid-in capital                                                 3,737
     Deficit                                                      (152,318)
                                                                  --------
       Total stockholders' equity                                 (130,112)
                                                                  --------
Total liabilities and stockholders' equity                       $      --
                                                                  ========

See accompanying notes.

                      ORION DIVERSIFIED TECHNOLOGIES, INC.

                             STATEMENT OF OPERATIONS
                         THE NINE MONTHS ENDED JANUARY 31,
                                   (Unaudited)


                                                          2000              1999
                                                          ----              ----


Revenues                                             $      --            $     --

Costs and Expenses

     General and administrative                            300                 300
     Expiration of liability for
     Payroll taxes                                          --                  --
     Write-off abandoned inventory                          --                  --
                                                       -------             -------

       Total costs and expenses (Income)                   300                 300
                                                       -------             -------

       Net Income (Loss)                             $    (300)           $   (300)
                                                       =======             =======

Basic and diluted net income per share                     N/A               N/A
                                                          ====               ====

Weighted average number of common shares              1,847,397          1,847,397
                                                      =========          =========

See accompanying notes.

                      ORION DIVERSIFIED TECHNOLOGIES, INC.

                             STATEMENT OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED JANUARY 31,
                                   (Unaudited)


                                                                      2000             1999
                                                                      ----             ----

Cash flow from operating activities

     Net Income (Loss)                                           $     (300)      $    (300)

Adjustments to reconcile net loss
  to net cash provided by operating activities

Shares issued for professional services                                  --              --
Write off of inventories                                                 --              --
Expiration of liability for
 Payroll taxes                                                           --              --
Changes in assets and liabilities:
Accounts payable and accrued expenses                                   300             300
                                                                    -------        --------
    Net cash provided by operations                                      --              --
                                                                    -------        --------
Net increase/decrease in cash                                            --              --
                                                                    -------        --------
Cash - beginning of period                                               --              --
                                                                    -------        --------
Cash - end of period                                              $      --       $      --
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

Inventories

The Company's inventory of semi-conductors was composed of unsold obsolete items with no market value. As of January 31, 2000, the Company has no inventory. As of July 31, 1997, the Company wrote off $104,101 of abandoned inventory.

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

New Accounting Standards

In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. Specifically, SFAS 130 requires that all items that meet the definition of components of comprehensive income be reported in a financial statement for the period in which they are recognized. However, SFAS 130 does not specify when to recognize, or how to measure the items that make up comprehensive income. SFAS 130 is effective for fiscal years beginning after December 15, 1997, and early application is permitted. Management believes the application of SFAS 130 will not have a material effect on the Company's future financial statements.

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

As of January 31, 2000, the amounts owed to the officer were as follows

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

RESULTS OF OPERATIONS

During the nine month quarter ended January 31, 2000 and 1999 the Company recognized a net loss of $300. The Company does not anticipate sales of any products or service for the foreseeable future.

The Company's general and administrative expenses of $300 were due to the Company's President, Joseph Petito, allowing the Company to operate on a rent-free basis in the premises of a privately owned entity controlled by Mr. Petito's family.

The Company did not conduct any research and development or selling and marketing activities in the nine months ended January 31, 2000 and 1999. The Company is not currently conducting any research and development or selling and marketing activities.

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