Form 10KSB
period 2000-04-30
ORION DIVERSIFIED TECHNOLOGIES INC
filed 2000-09-22
CIK 32284

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR
                              ENDED APRIL 30, 2000
 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                            OF 1934 (NO FEE REQUIRED)

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


ITEM 2. DESCRIPTION OF PROPERTY

(a)(1) Rental Premises. Because the Company has been dormant since 1997, it has used its Chairman`s office address to receive mail. The Company had no activity and did not pay any rent in the year ended April 30, 2000.

(a)(2) Inventory. In 1997, management determined that the inventory was obsolete and worthless and decided to abandon it.


ITEM 3. LEGAL PROCEEDINGS

Since the consummation of the Plan of Reorganization on June 2, 1992, no material legal proceeding was pending or threatened against, or settled by, the Registrant.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Neither during the fourth quarter of the fiscal year ended April 30, 2000 nor at any time since August 15, 1994, did the Registrant conduct an Annual Meeting of its stockholders pursuant to definitive proxy materials under Regulation 14 A under the Act, or otherwise.

PART II

ITEM 5. MARKET FOR COMMON STOCK EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information.

The principal market for the Registrant's Common Stock, its only class of equity securities, is the over-the-counter market.

The following table indicates the quarterly high and low price ranges of the Registrant's Common stock representing actual trades in the over-the-counter market during the fiscal years ended April 30, 1999 and April 30, 2000, as reported by the Trading and Market Service of the Nasdaq Stock Market, Inc.

                                              HIGH              LOW
Fiscal 1999:
-----------
FIRST QUARTER
May 1st thru
July 31, 1998                                   .01               .01

SECOND QUARTER
August 1st thru
October 31, 1998                                .01               .01

THIRD QUARTER
November 1st thru
January 31, 1998                                .01               .01

FOURTH QUARTER
February 1st thru
April 30, 1999                                  .01               .01

Fiscal 2000:

FIRST QUARTER
May 1st thru
July 31, 1999                                   .01               .01

SECOND QUARTER
August 1st thru
October 31, 1999                                .01               .01

THIRD QUARTER
November 1st thru
January 31, 2000                                .01               .01

FOURTH QUARTER
February 1st thru
April 30, 2000

Fiscal 2001:

FIRST QUARTER
May 1st thru
July 31, 2000                                   .01               .01

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

(c) Dividends.

The Registrant has paid no dividends during the fiscal years ended April 30, 1999 and April 30, 2000. Other than the requirements of the New Jersey Business Corporation Act that dividends be paid out of capital surplus only and that the declaration and payment of a dividend not render The Registrant insolvent, there are no restrictions on the Registrant's present or future ability to pay dividends.

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

RESULTS OF OPERATIONS

In the fiscal years ended April 30, 2000 and 1999, the Company had discontinued all operations and did not earn any revenues.

In 2000 and 1999, the Company's general and administrative expenses were due to the Company's President, Joseph Petito, allowing the Company to operate on a rent-free basis in the premises of a privately owned entity controlled by Mr. Petito's family.

The Company did not conduct any research and development or selling and marketing activities in the fiscal years ended April 30, 2000 and 1999. The Company is not currently conducting any research and development or selling and marketing activities.

During the fiscal years ended April 30, 2000 and 1999 the Company recognized a net loss of $400 for each year. The net loss was principally the result of accrued franchise tax. The amount of general and administrative expenses in 2000 was only $400. Because of collection time-limitations provided in the federal tax laws, prior periods payroll taxes are no longer a liability of the Company. The Company does not anticipate sales of any products or service in the foreseeable future other than those of a potential merger partner.

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

The Company did not have any cash, as of April 30, 2000 and 1999. The Company's current assets were $0, on April 30, 1999 to April 30, 2000. The current liabilities increased by $400 from $129,812 on April 30, 1999 to $130,212 on April 30, 2000. The reason for the increase was the additional franchise tax accrued. The liability of $123,862 to the Company's shareholder and officer accounted for approximately 96% of the current liabilities of the Company on April 30, 2000 and 1999.

The Company is authorized to issue up to 10,000,000 shares of its Common Stock. As of April 30,2000 and 1999, there were 1,847,397 shares of the Company's Common Stock issued and outstanding. The Company issued -0- shares in 2000 and 1999.


Capital Expenditures

The Company did not have any material commitments for capital expenditures at April 30, 2000 and 1999.

Effects of Inflation

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Company's financial position or operating results.



ITEM 7. FINANCIAL STATEMENTS

Financial statements meeting the requirements of Item 310 of regulation S-B, for the fiscal year ending April 30, 1999 were audited by Bloom and Company, CPA's.

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

(b) Summary Compensation Table.

                                 SUMMARY COMPENSATION TABLE
                        Annual Compensation           Long-Term Compensation
                                                  Restricted   Securities
                                                    Stock     Underlying   LTI
    Name           Year    Salary   Bonus  Other    Award(s)     Options   pay
    ----           ----    ------   -----  -----    --------     -------   ---

Joseph Petito       1998    $-0-(1)  None  None      None        None     None
Joseph Petito       1999     -0-(1)  None  None      None        None     None
Joseph Petito       2000     -0-(1)  None  None      None        None     None

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

(c) Option/SAR Grant Table. During the fiscal year ended April 30, 2000, the Registrant made no grants of stock options or freestanding SAR's.

(d) Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table. No stock options or freestanding SAR's are issued or outstanding. Accordingly, and during the fiscal year ended April 30, 2000, no stock options or freestanding SAR's were exercised. Notwithstanding the foregoing, an aggregate of 1,000,000 shares of the Registrant's Common Stock, $.01 par value per share are reserved for issuance pursuant to the Registrant's long-term incentive plan adopted by the Registrant's Board of Directors in August, 1990, but not yet ratified and approved by the Registrant's stockholders.

(e) Long-Term Incentive Plan ("LTIP") Awards Table. During the fiscal year ended April 30, 2000, the Registrant made no LTIP awards.

(f) Compensation of Directors. (1) and (2). During the fiscal year ended April 30, 1998, no director of the Registrant received any compensation, whether pursuant to any standard or other arrangement or otherwise.

(g) Employment Contracts and Termination of Employment, and Change-in Control Arrangements. (1) and (2). No executive officer, director or employee of the Registrant is serving pursuant to the terms of a written employment or other compensation agreement, understanding or arrangement with the Registrant; and no such agreement was entered into during the fiscal year ended April 30, 2000.

(h) Report on Repricing of Options/SAR's. No stock options or freestanding SAR's are issued or outstanding. Accordingly, and during the fiscal year ended April 30, 2000, no stock options or freestanding SAR's were repriced.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owner. The information is furnished as of April 30, 2000, as to the number of shares of the Registrant's Common Stock, $.01 par value per share owned beneficially, or known by the Registrant to own beneficially, more than 5% of any class of such security:



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

Except for the foregoing and during the fiscal year ended April 30, 2000 and April 30, 1999, no officer, director or relative or spouse of the foregoing persons or any relative of such person who has the same home as such person, or is a director or other officer of any parent or subsidiary of the Registrant or any shareholder known by the Registrant to own of record or beneficially more than five(5%) percent of the Registrant's Common Stock, had a direct or indirect material interest in any transaction or presently proposed transaction to which the Registrant or any of its parents or subsidiaries was or is a party.

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

No Form 8-K was filed in the fiscal year ended April 30, 2000.

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

JOSEPH PETITO, Director
Dated:  August 31, 2000
Huntington Station, New York



----------------------
IRWIN LAMPERT, Director
Dated:  August 31, 2000
Huntington Station, New York

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Orion Diversified Technologies, Inc.
Garden City, New York

We have audited the accompanying balance sheets of Orion Diversified Technologies, Inc. as of April 30, 2000 and 1999 and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Orion Diversified Technologies, Inc. as of April 30, 1997, were audited by other auditors who have ceased operations and whose report dated September 25, 1997, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orion Diversified Technologies, Inc. as of April 30, 2000 and 1999 and the results of its operation, changes in stockholders' equity and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has incurred losses from operations for several years and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Bloom and Company
Hempstead, New York
August 31, 2000

                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                                  BALANCE SHEET

                                                             April 30,
                                                                2000

Assets

Current Assets:

       Inventory                                           $      --
                                                             -------
                Total Current Assets                              --
                                                             -------
                Total Assets                               $      --
                                                             =======

Liabilities & Stockholders Equity

Current Liabilities:

       Accounts Payable and Accrued Expenses                   6,350
       Due to Officers                                       123,862
       Payroll Taxes Payable - Chapter XI                         --
                                                             -------
       Total Liabilities                                     130,212
                                                             -------

Stockholders Equity:

    Common Stock, par value $.01 per share,
     authorized 10,000,000 shares, issued
       and outstanding 1,847,397 shares                       18,469
       Paid-in Capital                                         3,737
       Deficit                                              (152,418)
                                                             -------
       Total Stockholders Equity                            (130,212)
                                                             -------
Total Liabilities & Stockholders Equity                    $      --
                                                             =======

The accompanying notes are an integral part of these financial statements.

                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS
                     THE YEAR ENDED APRIL 30, 2000 AND 1999

                                                    2000                    1999
                                                    ----                    ----

INCOME

Revenues                                          $   --              $       --

Costs & Expenses:

     General & Administrative                        400                     400
     Expiration of liability for
    Payroll taxes                                     --                      --
     Write-off abandoned inventory                    --                      --
                                                  ------                 -------
      Total costs and expenses                       400                     400
                                                  ------                 -------
       Total Costs & Expenses                        400                     400

                                                  ------                 -------
Income (Loss)                                       (400)                   (400)

Income taxes:
     Current                                          --                 (    --)
     Tax benefit                                      --                      --
                                                  ------                  ------
     Net Income (loss)                          $   (400)             $   (  400)
                                                  ======                  ======

Earnings per share:
Net income (loss)
Basic                                              N/A                     N/A
                                                   ===                     ===

Diluted                                            N/A                     N/A
                                                   ===                     ===

Weighted Average Number of
  Common Shares                                 1,847,397              1,847,397
                                                =========              =========

The accompanying notes are an integral part of these financial statements.

                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
                     THE YEARS ENDED APRIL 30, 2000 AND 1999



                                                                    Additional
                                Common Stock          Warrants        Paid In    Accumulated
                                ------------          --------
                            Shares       Amount    Type    Number     Capital      Deficit       Total

Balance 05/01/98                                      A    903,762
                             1,847,397    $18,469     B    905,262    $  3,737    $(151,618)    $(129,412)
Net loss fiscal
year 1999                                                                          (    400)     (    400)
                             ---------    -------     -    --------     ------     --------       -------
                                                      A    903,762
Balance 4/30/99              1,847,397    $18,469     B    905,262    $  3,737    $(152,018)    $(129,812)
Net loss fiscal
 year 2000                                                                         (    400)     (    400)
                             ---------    -------     -    --------     ------      -------       -------
                                                      A    903,762
                             1,847,397    $18,469     B    905,262     $ 3,737    $ 152,418     $ 130,212
                              =========    ======     =    =======      ======      =======       =======


The accompanying notes are an integral part of these financial statements.

                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                           STATEMENT OF CASH FLOWS FOR
                     THE YEAR ENDED APRIL 30, 2000 AND 1999

                                                           2000             1999
                                                           ----             ----

Cash Flow from Operating Activities

           Net Income (Loss)                             $  ( 400)     $   ( 400)

Adjustments to Reconcile Net Loss
To Net Cash Provided by (Used For)
Operating Activities

Changes in assets and liabilities:

     Shares issued for professional services                   --             --
     Write off of inventories                                  --             --
     Payroll Taxes                                             --             --
     Accounts payable and accrued expenses                    400            400
                                                         --------          -----
Net Cash Provided By (Used In)  Operations                     --             --
                                                         --------          -----
Net Increase/Decrease in Cash                                  --             --
                                                         --------          -----
Cash - Beginning                                               --             --
                                                         --------          -----
Cash - Ending                                          $       --        $    --
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

As of April 30, 2000, the amounts owed to the officer were as follows

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

The valuation allowance of $10,562 as of April 30, 1999 was reduced by $4,831 as a consequence of recognizing tax benefit of loss carryforward, in 2000.

Income tax expense differed from the amount computed by applying the statutory U.S. Federal Income Tax rates of 15% to the taxable incomes before taxes of 1998:

                                               2000            Rate
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