Form 10QSB
period 2000-07-31
ORION DIVERSIFIED TECHNOLOGIES INC
filed 2000-09-22
CIK 32284

U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

                 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR

                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000

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


PART I       FINANCIAL INFORMATION

  ITEM 1     Financial Statements

             Balance sheet as of and July 31, 2000

             Results of operations for the three months ended
              July 31, 2000  and 1999

             Statements of cash flows for the three months ended
              July 31, 2000 and 1999

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

                      ORION DIVERSIFIED TECHNOLOGIES, INC.

                                  BALANCE SHEET
                                  JULY 31, 2000
                                   (Unaudited)


Assets:

Current Assets:

     Inventory (Note 2)                                         $       --
                                                                   -------
       Total current assets                                             --
                                                                   -------
       Total assets                                             $       --
                                                                   =======

Liabilities and Stockholders' Equity

Current Liabilities:

     Accounts payable and accrued Expenses                      $    6,450
     Due to officer                                                123,862
                                                                   -------
                                                                   130,312
                                                                   -------
Stockholders' Equity

     Common Stock, par value $.01 per share,                        18,469
      authorized 10,000,000 shares, issued
      and outstanding 1,847,397 shares
     Paid-in capital                                                 3,737
     Deficit                                                      (152,518)
                                                                  --------
       Total stockholders' equity                                 (130,312)
                                                                  --------
Total liabilities and stockholders' equity                       $      --
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

Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended April 30, 2000.

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

Inventories

The Company's inventory of semi-conductors was composed of unsold obsolete items with no market value. As of July 31, 2000, the Company has no inventory. As of July 31, 1997, the Company wrote off $104,101 of abandoned inventory.

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

As of July 31, 2000, the amounts owed to the officer were as follows:

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

RESULTS OF OPERATIONS

During the three month quarter ended July 31, 2000 and 1999 the Company recognized net loss $100. The Company does not anticipate sales of any products or service for the foreseeable future.

The Company's general and administrative expenses of $100 were due to the Company's President, Joseph Petito, allowing the Company to operate on a rent-free basis in the premises of a privately owned entity controlled by Mr. Petito's family.

The Company did not conduct any research and development or selling and marketing activities in the three months ended July 31, 2000. The Company is not currently conducting any research and development or selling and marketing activities.

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