Form 10QSB
period 2000-10-31
ORION DIVERSIFIED TECHNOLOGIES INC
filed 2001-01-11
CIK 32284

U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

                 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR

                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2000

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


PART I       FINANCIAL INFORMATION

  ITEM 1     Financial Statements

             Balance sheet as of and October 31, 2000

             Results of operations for the six months ended
              October 31, 2000  and 1999

             Statements of cash flows for the six months ended
              October 31, 2000 and 1999

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

                      ORION DIVERSIFIED TECHNOLOGIES, INC.

                                  BALANCE SHEET
                                OCTOBER 31, 2000
                                   (Unaudited)


Assets:

Current Assets:

     Cash                                                       $       --
                                                                   -------
       Total current assets                                             --
                                                                   -------
       Total assets                                             $       --
                                                                   =======

Liabilities and Stockholders' Equity

Current Liabilities:

     Accounts payable and accrued Expenses                      $   25,308
     Due to officer                                                123,862
                                                                   -------
                                                                   149,170
                                                                   -------
Stockholders' Equity

     Common Stock, par value $.01 per share,                        18,469
      authorized 10,000,000 shares, issued
      and outstanding 1,847,397 shares
     Paid-in capital                                                 3,737
     Deficit                                                      (171,376)
                                                                  --------
       Total stockholders' equity                                 (149,170)
                                                                  --------
Total liabilities and stockholders' equity                       $      --
                                                                  ========

See accompanying notes.

                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS
                        THE SIX MONTHS ENDED OCTOBER 31,
                                   (Unaudited)


                                                          2000              1999
                                                          ----              ----


Revenues                                             $      --            $     --

Costs and Expenses

     General and administrative                            200                 200
     Professional fees                                  18,758                  --
                                                       -------             -------

       Total costs and expenses (Income)                18,958                 200
                                                       -------             -------

       Net Income (Loss)                             $ (18,958)           $ (  200)
                                                       =======             =======


Basic and diluted net income per share                   N/A                 N/A
                                                         ====                ====

Weighted average number of common shares              1,847,397          1,847,397
                                                      =========          =========

See accompanying notes.

                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED OCTOBER 31,
                                   (Unaudited)


                                                                      2000             1999
                                                                      ----             ----

Cash flow from operating activities

     Net Income (Loss)                                           $  (18,958)      $   ( 200)

Adjustments to reconcile net loss
  to net cash provided by operating activities

Changes in assets and liabilities:
Accounts payable and accrued expenses                                18,958             200
                                                                    -------        --------
    Net cash provided by operations                                      --              --
                                                                    -------        --------
Net increase/decrease in cash                                            --              --
                                                                    -------        --------
Cash - beginning of period                                               --              --
                                                                    -------        --------
Cash - end of period                                              $      --       $      --
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

Pursuant to the plan of reorganization, the Company issued 905,262 unrestricted shares and an equal number of Series A and Series B Common Stock Purchase Warrants to various creditors. Under the plan, creditors received one share of common stock, a Series A warrant, and a Series B warrant for every $5.00 of debt. The Series A and B warrants were exercisable at $2.50 and $3.50 and had initial expiration dates of 15 and 20 months from June 2, 1992, respectively. The Company had the option to grant, and has continually granted, extensions of the exercise period of the warrants.

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

                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

Interim Financial Statements (Unaudited)

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the unaudited interim financial statements include all adjustments.

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

Inventories

The Company's inventory of semi-conductors was composed of unsold obsolete items with no market value. As of October 31, 2000, the Company has no inventory.

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

In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Financial Reporting for Segments of Business Enterprise". SFAS 131 supersedes the "industry segment" concept of SFAS 14 with a "management approach" concept as the basis for identifying reportable segments. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and early application is permitted. Management believes the application of SFAS 131 will not have a material effect on the Company's future financial statements.

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

On June 2, 1990, the Board of Directors agreed to provide compensation to Mr. Petito at the rate of $1,500 per week. On May 2, 1994, Mr. Petito agreed to forego the $1,500 weekly compensation until the Company shows a significant upward trend in its results of operations.

3. Due to Officer

As of October 31, 2000, the amounts owed to the officer were as follows:

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

RESULTS OF OPERATIONS

During the six month quarter ended October 31, 2000 and 1999, the Company recognized a net loss of $18,958. The loss was due to an accrual of audit fees of $18,758 and $200 in franchise tax accrual. The Company does not anticipate sales of any products or service for the foreseeable future.

The Company's President, Joseph Petito, is allowing the Company to operate on a rent-free basis in the premises of a privately owned entity controlled by Mr. Petito's family.

The Company did not conduct any research and development or selling and marketing activities in the six months ended October 31, 2000. The Company is not currently conducting any research and development or selling and marketing activities.

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

There can be no assurance whatsoever that management will be successful in consummating a business combination during the foreseeable future. However, and in spite of management's recent unsuccessful endeavors in attracting potentially acceptable business combination partners, management is still reasonably optimistic that it can reach a preliminary meeting of the minds with a business combination partner prior to the end of the 2001 calendar year.

                      ORION DIVERSIFIED TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

ITEM 2. Management's Discussion and Analysis of Plan of Operations (continued)

The Company is authorized to issue up to 10,000,000 shares of its Common Stock. As of January 03, 2001, there were 1,847,397 shares of the Company's Common Stock issued and outstanding.

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

Dated: January 03, 2001

               Orion Diversified Technologies, Inc.

               By: /s/Joseph Petito
                   ___________________________________
                   Joseph Petito, President, Chief Executive
                   Officer and Chief Financial Officer