Form 10QSB
period 2001-01-31
ORION DIVERSIFIED TECHNOLOGIES INC
filed 2001-09-07
CIK 32284

U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

                 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR

                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2001

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


PART I       FINANCIAL INFORMATION

  ITEM 1     Financial Statements

             Balance sheet as of and January 31, 2001

             Results of operations for the nine months ended
              January 31, 2001  and 2000

             Statements of cash flows for the nine months ended
              January 31, 2001 and 2000

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




                      ORION DIVERSIFIED TECHNOLOGIES, INC.

                                  BALANCE SHEET
                                JANUARY 31, 2001
                                   (Unaudited)



Assets:


Current Assets:

     Cash                                                       $       --
                                                                   -------
       Total current assets                                             --
                                                                   -------
       Total assets                                             $       --
                                                                   =======

Liabilities and Stockholders' Equity

Current Liabilities:

     Accounts payable and accrued Expenses                      $   25,408
     Due to officer                                                123,862
                                                                   -------
                                                                   149,270
                                                                   -------
Stockholders' Equity

     Common Stock, par value $.01 per share,                        18,469
      authorized 10,000,000 shares, issued
      and outstanding 1,847,397 shares
     Paid-in capital                                                 3,737
     Deficit                                                      (171,476)
                                                                  --------
       Total stockholders' equity                                 (149,270)
                                                                  --------
Total liabilities and stockholders' equity                       $      --
                                                                  ========


See accompanying notes.




                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS
                        THE NINE MONTHS ENDED JANUARY 31,
                                   (Unaudited)



                                                    2001              2000
                                                    ----              ----



Revenues                                       $      --            $     --

Costs and Expenses

     General and administrative                      300                 300
     Professional fees                            18,758                  --
                                                 -------             -------

       Total costs and expenses (Income)          19,058                 300
                                                 -------             -------

       Net Income (Loss)                       $ (19,058)           $ (  300)
                                                 =======             =======


Basic and diluted net income per share             N/A                 N/A
                                                   ====               ====

Weighted average number of common shares        1,847,397          1,847,397
                                                =========          =========


See accompanying notes.





                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS
                      FOR THE NINE MONTHS ENDED JANUARY 31,
                                   (Unaudited)



                                                         2001             2000
                                                         ----             ----

Cash flow from operating activities


     Net Income (Loss)                              $  (19,058)      $   ( 300)

Adjustments to reconcile net loss
  to net cash provided by operating activities

Changes in assets and liabilities:
Accounts payable and accrued expenses                   19,058             300
                                                       -------        --------
    Net cash provided by operations                         --              --
                                                       -------        --------
Net increase/decrease in cash                               --              --
                                                       -------        --------
Cash - beginning of period                                  --              --
                                                       -------        --------
Cash - end of period                                 $      --       $      --
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

Inventories

The Company's inventory of semi-conductors was composed of unsold obsolete items with no market value. As of January 31, 2001, the Company has no inventory.

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


NOTE 3 - COMMON STOCK PURCHASE WARRANTS

In accordance with the Plan of Reorganization, 905,262 redeemable Class A and Class B Purchase Warrants were issued between September 19, 1990 and December 30, 1990. Each warrant entitles the holder to purchase one "new" share of the Company's stock for each warrant that is exercised. The exercise price of the Class A and Class B Warrants are $2.50 and $3.50, respectively. The Board of Directors of the Company extended the expiration dates for both Classes of Warrants to December 31, 2001.

As of January 31, 2001, 903,761 Class A and 905,262 Class B Warrants were outstanding.


NOTE 4 - RELATED PARTY TRANSACTIONS

Transactions with Management

The Company has agreed to certain transactions with Joseph Petito, the Company's
President,   Chief  Operating  Officer,  Chairman  of  the  Board  and  majority
Shareholder. Such transactions are described below:

1. Facilities

The Company's President has arranged for the Company to conduct its business affairs on the premises of a company controlled by the President and located in Huntington, New York. Said premises and office equipment are being utilized on a rent-free basis.



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

As of January 31, 2001, the amounts owed to the officer were as follows:



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

RESULTS OF OPERATIONS

During the nine month quarter ended January 31, 2001 and 2000, the Company recognized a net loss of $19,058 and $300, respectively. The 2001 loss was due to an accrual of audit fees of $18,758 and $300 in franchise tax accrual. The Company does not anticipate sales of any products or service for the foreseeable future.

The Company's President, Joseph Petito, is allowing the Company to operate on a rent-free basis in the premises of a privately owned entity controlled by Mr. Petito's family.

The Company did not conduct any research and development or selling and marketing activities in the nine months ended January 31, 2001. The Company is not currently conducting any research and development or selling and marketing activities.

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



                      ORION DIVERSIFIED TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

ITEM 2. Management's Discussion and Analysis of Plan of Operations (continued)

The Company is authorized to issue up to 10,000,000 shares of its Common Stock. As of September 6, 2001, there were 1,847,397 shares of the Company's Common Stock issued and outstanding.

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

Dated: September 6, 2001

               Orion Diversified Technologies, Inc.

               By: /s/Joseph Petito
                   ___________________________________
                   Joseph Petito, President, Chief Executive
                   Officer and Chief Financial Officer