Form 10KSB
period 2001-04-30
ORION DIVERSIFIED TECHNOLOGIES INC
filed 2002-03-07
CIK 32284

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 30, 2001


                           Commission File No. 0-4006
                                               ------

                      ORION DIVERSIFIED TECHNOLOGIES, INC.
             ( Exact name of registrant as specified in its charter)

   New Jersey                                                   22-1637978
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

                630 Shore Road,Suite 505, Long Beach, NY 11561
               (Address of Principal Executive Offices)   (Zip Code)

                                 (516) 431-1942
                 (Issuer's Telephone Number Including Area Code)

              Securities registered under Section 12(b) of the Act:
                                      None

              Securities registered under Section 12(g) of the Act:

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

           State issuer's revenues for its most recent fiscal year. $0

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of December 31, 2001 was approximately:$98,731.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Common Stock, $.01 Par Value, 1,847,397 shares

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None



PART I

ITEM 1. BUSINESS

(a) Business Development

    1.      Historical Development

The Registrant was incorporated in New Jersey on May 6, 1959. Until 1986, the Registrant was engaged in the marketing and sale of a line of semiconductors, transistors, diodes and rectifiers and, to a lesser extent, other ancillary related electronic products. Because of sustained operating loses, the Company discontinued this line of operation and filed a plan of reorganization (under Chapter 11) with the United States Bankruptcy Court for the Eastern District of New York, on April 30, 1990.

The Registrant's Plan of Reorganization was confirmed by the United States Bankruptcy Court for the Eastern District of New York on April 30, 1990 and consummated on June 2, 1992. Under the Plan of Reorganization, all issued, outstanding and restricted shares of the Registrant's Common Stock, $.01 par value per share, were canceled; and all free trading shares were also canceled but were reissued at a reverse-split ratio of three "new" shares for every seven "old" shares exchanged. Each "new" share was accompanied by one Class A Common Stock Purchase Warrant exercisable within fifteen months and entitling the holder to purchase one additional "new" share $2.50; and one Class B Common Stock Purchase Warrant exercisable at any time within thirty months and entitling the holder to purchase one additional "new" share at $3.50 per share. In 1992, the Registrant issued an aggregate of 905,262 Series A Common Stock Purchase Warrants and an aggregate of 905,262 Series B Common Stock Purchase Warrants. During the succeeding nine years, the Registrant's Board of Directors extended the due date of the Series A and Series B Warrants. However, the Series A and B warrants expired on December 31, 2000.


     2.   The Sackler Agreement

On June 6, 2001, and as reported in the Registrant's Form 8-KSB dated August 31, 2001, Joseph Petito, then the Registrant's President and principal stockholder ("Petito") entered into a written Stock Purchase Agreement with The Sackler Group II, Inc., an entity controlled by and under common control of David Sackler, the son of Harry Sackler, then a 5% stockholder (100,000 shares) and former director of the Registrant (the "Sackler Agreement"). The Sackler Agreement memorialized the proposed sale of approximately 52% of the issued and outstanding shares of the Registrant's common stock owned by Petito and his wife. On July 25, 2001, the Registrant terminated the Sackler Agreement due to the non-performance and the taking of unauthorized action by The Sackler Group II, Inc. The termination of the Sackler Agreement was reported in the Registrant's Form 8-KSB dated August 31, 2001.

     3.   The Option Agreement


On November 30, 2001, and in consideration of the sum of $35,000, Petito entered into a written option agreement with James T. Patten (the "Option Holder") wherein the Option Holder was granted the exclusive and assignable option to purchase an aggregate of 684,584 issued and outstanding shares of the Registrant's common stock (the "Option Shares") owned of record by Petito at any time prior to March 1, 2002 (the "Option"). The exercise price of the Option was an aggregate of $33,458 or approximately $.049 per Option Share. As of the date of the Option Agreement, the Option Shares represented an approximate 36% equity interest in the Registrant. Pending the Option Holder's exercise of the Option, the Option Shares were placed in escrow with the Registrant's transfer agent.

The Option Agreement provided that the closing of the Option and the Option Holder's exercise of the Option were subject to the following conditions precedent:


     1. Petito's execution and delivery of a written Settlement Agreement with the Registrant wherein Petito agreed to accept $75,000 in full compromise and settlement of the Registrant's $123,862 obligation to Petito for accrued and unpaid compensation ($78,000) and advances to the Registrant ($45,862). The Settlement Agreement shall also provided for the Registrant's payment of $25,400 to settle all existing liabilities appearing on its financial statements. Petito agreed to be solely responsible for any liabilities in excess of $25,400; and

     2. The delivery to the Option Holder of evidence of the Registrant's filing with the Securities and Exchange Commission of a Form 10-KSB for the fiscal year ended April 30, 2001; and

     3. The delivery to the Option Holder of evidence of the Registrant's filing with the Securities and Exchange Commission of a Form 10-QSB for the three months ended July 31, 2001; and October 31, 2001

     4. The delivery to the Option Holder of a resignation of Irwin Lampert and Petito as an executive officers and directors of the Registrant; and

     5. The delivery to the Option Holder of a form of general release of the Registrant from David and Harry Sackler and The Sackler Group II, Inc.

On November 30, 2001, Messrs. Petito and Lampert resigned as executive officers and directors of the Registrant in favor of Irwin Pearl and Thomas F. Regan as President, Secretary and Chief Financial Officer and Vice President, respectively.

     (b)  Business of the Registrant

For at least the last three fiscal years, the Registrant has essentially been a "shell" corporation with no assets and limited liabilities. During this period, the Registrant's management limited the Registrant's activities to seeking to consummate a business combination with a profitable privately owned company. Despite several attempts, no business combination was concluded by the Registrant during the three fiscal years ended April 30, 2001.

Accordingly, the Registrant may be deemed to be a blank check company. As defined in Section 7(b)(3) of the Securities Act of 1933, as amended (the "Act"), a "blank check" company is a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or an acquisition with an unidentified company or companies and is issuing "penny stock" securities as defined in Rule 3(a)(51) of the Securities Exchange Act of 1934, as amended (the "34 Act"). The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies.

The Registrant will attempt to identify and negotiate with a business target for the merger of that entity with and into the Registrant. In certain instances, a target company may wish to become a subsidiary of the Registrant or may wish to contribute or sell assets to the Registrant rather than to merge. No assurances can be given that the Registrant will be successful in identifying or negotiating with any target company. The Registrant seeks to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

A business combination with a target company will normally involve the transfer to the target company of the majority of the issued and outstanding common stock of the Registrant, and the substitution by the target company of its own management and board of directors. No assurances can be given that the Registrant will be able to enter into a business combination, or, if the Registrant does enter into such a business combination no assurances can be given as to the terms of a business combination, or as to the nature of the target company.

Risk Factors

     The Registrant's business is subject to numerous risk factors, including the following:

 No  Operating  History  Or  Revenue  And  Minimal  Assets.  The
Registrant has had no operating history nor any revenues or earnings from operations for at least the last three years. The Registrant has no significant assets or financial resources. The Registrant will, in all likelihood, incur operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Registrant incurring a net operating loss which will increase continuously until the Registrant can consummate a business combination with a target company. There can be no assurance that the Registrant will be able to identify such a target company and consummate such a business combination on acceptable terms or that it will derive any benefit from the net operating loss.

     Speculative Nature Of The Registrant's Proposed Operations. The success of the Registrant's proposed plan of operation will depend to a great extent on the operations, financial condition and management of any identified target company. While management intends to seek business combinations with entities having established operating histories, there can be no assurance that the Registrant will be able to identify a candidate satisfying such criteria. In the event the Registrant completes a business combination, of which there can be no assurance, the success of the Registrant's operations will be dependent upon management of the target company and numerous other factors beyond the Registrant's control.


     Scarcity Of And Competition For Business  Opportunities  And  Combinations.
The Registrant is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Registrant. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Registrant and, consequently, the Registrant will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Registrant will also compete with numerous other small public companies in seeking merger or acquisition candidates.

     No Agreement For Business Combination Or Other Transaction--No Standards For Business Combination. The Registrant has no current arrangement, agreement or understanding with respect to engaging in a merger with or acquisition of a specific business entity. There can be no assurance that the Registrant will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Registrant. There can be no assurance that the Registrant will be able to negotiate a business combination on terms favorable to the Registrant. The Registrant has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company opportunity to have achieved, or without which the Registrant would not consider a business combination with such business entity. Accordingly, the Registrant may enter into a business combination with a business entity having losses, limited or no potential for earnings, limited assets, no significant operating history, negative net worth or other negative characteristics.

     Continued Management Control, Limited Time Availability. While seeking a business combination, management anticipates devoting up to five (5) hours per month to the business of the Registrant. The Registrant's only two executive officers and directors are Mr. Irwin Pearl, the President, Secretary and Chief Financial Officer, and Mr. Thomas F. Regan, the Vice President, neither of whom have entered into written employment agreements with the Registrant or are expected to do so in the foreseeable future. The Registrant has not obtained key man life insurance on its officers and directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of its President, Mr. Irwin Pearl, would adversely affect development of the Registrant's business and its likelihood of consummating a business combination.

     Conflicts Of Interest--General. The Registrant's two officers and directors participate in other business ventures which may compete directly with the Registrant. Although none are anticipated, conflicts of interest and non-arms length transactions may also arise in the future. Management does not anticipate that the Registrant will seek a merger with, or acquisition of, any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest. See "ITEM
9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.


     Reporting Requirements May Delay Or Preclude Acquisition. Section 13 of the 34 Act requires companies subject thereto to provide certain information about significant acquisitions including certified financial statements for the Registrant acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Registrant. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 34 Act are applicable.

     Lack of Market Research or Marketing Organization. The Registrant has not conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Registrant. Even in the event demand exists for a merger or acquisition of the type contemplated by the Registrant, there can be no assurance the Registrant will be successful in completing any such business combination.

     Lack of Diversification. The Registrant's proposed operations, even if successful, will, at least in the short term and in all likelihood in the long term, result in the Registrant engaging in a business combination with only one business opportunity. Consequently, the Registrant's activities will be limited to those engaged in by the business opportunity which the Registrant merges with or acquires. The Registrant's inability to diversify its activities into a number of areas may subject the Registrant to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Registrant's operations.

     Probable Change in Control and Management. A business combination involving the issuance of the Registrant's common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Registrant. Any such business combination may require shareholders of the Registrant to sell or transfer all or a portion of the Registrant's common stock held by them. The resulting change in control of the Registrant will likely result in removal of the present officers and directors of the Registrant and a corresponding reduction in or elimination of their participation in the future affairs of the Registrant.

     Reduction of Percentage Share Ownership Following Business Combination. The Registrant's primary plan of operation is based upon the consummation of a business combination with a business entity which, in all likelihood, will result in the Registrant issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued common stock of the Registrant would result in reduction in percentage of shares owned by the present shareholders of the Registrant and would most likely result in a change in control or management of the Registrant.

     Aspects of Blank Check Offering. The Registrant may enter into a business combination with a business entity that desires to establish a public trading market for its shares. A target company may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with the Registrant. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders or the inability to obtain an underwriter or to obtain an underwriter on terms satisfactory to the Registrant or the target.


     Taxation. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Registrant may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Registrant intends to structure any business combination so as to minimize the federal and state tax consequences to both the Registrant and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction or their respective shareholders.

     Requirement Of Audited Financial Statements May Disqualify Business Opportunities. Management of the Registrant will request that any potential business opportunity provide audited financial statements. One or more potential combination candidates may opt to forego pursuing a business combination with the Registrant rather than incur the burdens associated with preparing audited financial statements. In such case, the Registrant may choose to obtain certain assurances as to the target company's assets, liabilities, revenues and expenses prior to consummating a business combination, with further assurances that an audited financial statement would be provided after closing of such a transaction. Closing documents for such a transaction may include representations that the audited financial statements will not materially differ from the representations included in such closing documents.

ITEM 2. DESCRIPTION OF PROPERTY

Rental Premises. The Registrant has been dormant since 1997. Accordingly, and during the fiscal year ended April 30, 2001, through November 30, 2001, the Registrant utilized its Chairman`s office on a rent free basis to receive mail. During the fiscal year ended April 30, 2001, and through the date of this Report, the Registrant had no properties nor did it enter into any agreement or arrangement to acquire any properties. On December 1, 2001, the Registrant relocated its executive offices to 630 Shore Road, Suite 505, Long Beach, NY 11561 on a temporary basis. The Registrant has the use of approximately 100 square feet of space rent free on a month to month basis. The Registrant's temporary space is adequate for the Registrant's present needs, and management expects that the Registrant will continue this arrangement until the completion of an acquisition or merger.

Inventory. In 1997, management determined that the Registrant's then inventory of semi conductor parts was obsolete and worthless and decided to abandon it.

ITEM 3. LEGAL PROCEEDINGS

Since the consummation of the Plan of Reorganization on June 2, 1992, no material legal proceedings have ever been pending against the Registrant. As of the date of this Report, no legal proceedings have been threatened against or settled by the Registrant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


Neither during the fourth quarter of the fiscal year ended April 30, 2001, nor at any time since August 15, 1994, did the Registrant conduct an Annual Meeting of its stockholders pursuant to definitive proxy materials under Regulation 14 A under the 34 Act, or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON STOCK EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information.

Since approximately November 1996, the Registrant's common stock, its only class of equity securities, has been traded in the over-the-counter market in the pink sheets. The following table sets forth the range of high and low bid price information for the common stock as reported by the National Quotation Bureau, Inc. for each fiscal quarter for the past two fiscal years. High and low bid quotations represent prices between dealers without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.
                                     HIGH                   LOW


Fiscal 2000:

FIRST QUARTER
May 1st thru
July 31, 1999                         01                  .01

SECOND QUARTER
August 1st thru
October 31, 1999                      .01                  .01

THIRD QUARTER
November 1st thru
January 31, 2000                      .01                  .01

FOURTH QUARTER
February 1st thru
April 30, 2000                        .01                  .01

Fiscal 2001:


FIRST QUARTER
May 1st thru
July 31, 2000                         .01                 .01

SECOND QUARTER
August 1st thru
October 31, 2000                      .01                 .01


THIRD QUARTER
November 1st thru
January 31, 2001                      .15                 .005

FOURTH QUARTER
February 1st thru
April 30, 2001                        .16                 .05

(b) Holders.

As of December 31, 2001, the approximate number of holders of record of shares of the Registrant's Common Stock,$.01 par value per share, the Registrant's only class of trading securities, was believed by management to be as follows:

            Title of Class                          Number of Record Holders


            Common Stock, $.01 par                           325

Management believes there are many shareholders whose securities are held in street name with various brokerage houses. The exact number of shareholders is unknown to the Registrant.

(c) Dividends.

The Registrant has paid no dividends during the fiscal years ended April 30, 2000 and April 30, 2001. Other than the requirements of the New Jersey Business Corporation Act that dividends be paid out of capital surplus only and that the declaration and payment of a dividend not render the Registrant insolvent, there are no restrictions on the Registrant's present or future ability to pay dividends.

The payment by the Registrant of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Registrant's earnings, its capital requirements, and its financial conditions, as well as other relevant factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Private  Securities  Litigation  Reform Act of 1995  contains  "safe harbor"
provisions regarding forward-looking statements. Except for historical information contained herein, the matters discussed in the Liquidity and Capital Resources section below contain potential risks and uncertainties, including, without limitation, risks related to the Registrant's ability to successfully identify potential merger partners, retain key employees and settle any outstanding debts. The Registrant will need to attract partners in order to execute its revised business strategy, and there can be no assurance that the Registrant will be successful in attracting such partners.



Results of Operations

In the fiscal years ended April 30, 2001 and 2000, the Registrant had discontinued all operations and did not earn any revenues.

In 2001 and 2000, the Registrant's general and administrative expenses were due to the Registrant's President, Joseph Petito, allowing the Registrant to operate on a rent-free basis in the premises of a privately owned entity controlled by Mr. Petito's family.

The Registrant did not conduct any research and development or selling and marketing activities in the fiscal years ended April 30, 2001 and 2000. The Registrant is not currently conducting any research and development or selling and marketing activities.

During the fiscal years ended April 30, 2001 and 2000 the Registrant recognized a net loss of $26,900 and $400, respectively. The net loss was principally the result of accrued franchise tax and professional fees. The amount of general and administrative expenses in 2001 and 2000 were $26,900 and $400, respectively. Because of collection time-limitations provided in the federal tax laws, prior periods payroll taxes are no longer a liability of the Registrant. The
Registrant does not anticipate sales of any products or service in the foreseeable future other than those of a potential merger partner.

The drastic reduction in both the Registrant's gross revenue and general and administrative expenses was entirely attributable to the Registrant's January 11, 1996, divestiture of Netherland Gardens Owners, Inc., a New York corporation that owned a 59-unit co-op residential dwelling in White Plains, New York that the Registrant theretofore acquired on February 25, 1993 from Michaels Associates, then a non-affiliated business entity.

The divestiture left the Registrant without material assets or capital resources. Accordingly, the continued economic viability of the Registrant had been entirely dependent upon: (1) Mr. Petito's continued funding, assumption of the Registrant's expenses, providing the Registrant with rent-free premises, and allowing the use of office equipment and (2) the Registrant's merger with a profitable operating company.

To maintain its existence, the Registrant had been using the facilities of its Chairman and CEO Mr. Joseph Petito. On November 30, 2001, and as disclosed herein under Item 1, Mr. Petito entered into an option agreement with Mr. James
T. Patten. Under the agreement, Mr. Patten was given the right to purchase all of the shares owned by Mr. Petito. On the same day, Mr. Petito and Mr. Irwin Lampert resigned as executive officers and directors of the Registrant in favor of Mr. Irwin Pearl and Mr. Thomas F. Regan as President, Secretary and Chief Financial Officer and Vice President, respectively. As part of the arrangement, the Registrant intends to conduct a best efforts private placement of 3,000,000 shares of its common stock at $.05 per share. In addition, Mr. Petito has agreed to accept $75,000 as total settlement for his outstanding loan and accrued wages and expenses of $123,862 and forgive the balance. Upon the completion of the private placement and Mr. Patten's exercise of his option, the Registrant will have undergone a change of control. The future of the Registrant will the be dependent on new management's ability to secure a business combination partner or establish profitable operations.



Financial Condition

In 1997, the Registrant changed its direction from investment in real estate to finding a merger partner.

The Registrant did not have any cash, as of April 30, 2001 and 2000. The Registrant's current assets were $0, on April 30, 2000 to April 30, 2001. The current liabilities increased by $26,900 from $130,212 on April 30, 2000 to $157,112 on April 30, 2001. The reason for the increase was the accrual of additional franchise tax and professional fees. The liability of $123,862 to the Registrant's shareholder and officer accounted for approximately 96% of the current liabilities of the Registrant on April 30, 2000 and 79% on April 30, 2001.

The Registrant is authorized to issue up to 10,000,000 shares of its Common Stock. As of April 30,2001, and 2000, there were 1,847,397 shares of the Registrant's Common Stock issued and outstanding. The Registrant issued -0-shares in 2001 and 2000.

Capital Expenditures

The Registrant did not have any material commitments for capital expenditures at April 30, 2001 and 2000.

Effects of Inflation

The Registrant believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Registrant's financial position or operating results.

ITEM 7. FINANCIAL STATEMENTS

Financial statements meeting the requirements of Item 310 of Regulation S-B, for the fiscal year ending April 30, 2001 and 2000 were audited by Bloom & Co. LLP.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE 34 Act

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


                       Duration and
                        Expiration             Position &             Age and
Date of                 Office with                                   Director
Name                   Present Term            Registrant             Since



Irwin Pearl             Next Annual          President and          60, 11/30/01
                          Meeting               Director

Thomas Regan           Next Annual          Vice President         54, 11/30/01
                          Meeting             and Director


Joseph Petito (2)       Next Annual         Former President,       82, 3/31/83
                          Meeting             Chief Executive
                                            Officer and Chief
                                            Financial Officer

Irwin Lampert (2)       Next Annual         Former Vice President,  62, 01/02/95
                          Meeting               Secretary
                                             and Director (1)


(1) Irwin Lampert was elected to the Registrant's Board of Directors on January 2, 1995, upon the resignation of Donald Epstein, to serve until the next annual meeting of the Board of Directors. On the same day, Mr. Lampert was elected Secretary of the Registrant, upon Mr. Epstein's resignation from that office.

(2) On November 30, 2001, Mr. Petito resigned as an executive officer and as a member of the Registrant's Board of Directors, and Mr. Lampert nominated and elected Mr. Irwin Pearl to fill the vacancy created by the resignation of Mr. Petito. Thereafter, and on the same date, Mr. Lampert resigned as an executive officer and as a member of the Registrant's Board of Directors, and Mr. Pearl nominated and elected Mr. Thomas F. Regan to fill the vacancy created by the resignation of Mr. Lampert. Subsequently, and on the same date, Messrs Pearl and Regan elected themselves as President, Secretary and Chief Financial Officer and Vice President, respectively.

There is no understanding or arrangement between any directors or any other person or persons pursuant to which such individual, was or is to be, selected as a director or nominee of the Registrant.

(4) Business Experience

The following is a brief account of the experience of each director and executive officers of the Registrant:


JOSEPH PETITO. Mr. Petito was continually employed by the Registrant from 1986 to November 30, 2001. From 1983 to 1986, Mr. Petito was the Registrant's Chairman of the Board of Directors and since 1986 has served as its President and Chief Executive Officer. Simultaneously therewith, Mr. Petito had been the President, and a principal shareholder of Aardvark Sanitation Co., Inc., an independent industrial waste removal hauler located in Islip, New York, since that Registrant's inception in 1973. Simultaneously, and since its inception in 1979, Mr. Petito had served as Secretary, Treasurer, Director and principal shareholder of Island Salvage Haulers, Inc., an independent industrial waste removal concern formerly in Garden City, New York. During the past ten years, Mr. Petito has also acted as an independent management consultant specializing in the design, installation and operation of solid, liquid and hazardous waste removal systems for commercial and industrial application. During the past ten years, Mr. Petito has also had other executive and directorial affiliations. On November 30, 2001, Mr. Petito resigned as an executive officer and director of the Registrant.

IRWIN LAMPERT. Mr. Lampert serves as the Registrant's Vice President, Secretary and as a director from January 2, 1995 to November 30, 2001. Simultaneously therewith and since April 1995, Mr. Lampert has been a self-employed electrical engineering and defense contracting consultant in Brooklyn, New York. Prior thereto since 1986, Mr. Lampert was an executive officer, director and principal stockholder of American Finishing & Spray, Inc., a privately owned New Jersey corporation engaged in the distribution and sale of coating technology for industrial and military application in Newark, New Jersey. Prior thereto since 1975, Mr. Lampert was employed by E-TRON Corp., a publicly owned corporation based in Edison, Jersey and engaged in the manufacture of electromechanical components for the United States military. Mr. Lampert received a Bachelor of Science degree in Electrical Engineering from the City University of the State of New York in 1959 and a Master of Science degree in Electrical Engineering from Polytechnic Institute of New York in 1961. Mr. Lampert received a Juris Doctor degree from Brooklyn Law School in 1965. On November 30, 2001, Mr. Lampert resigned as an executive officer and director of the Registrant.

IRWIN PEARL. Mr. Pearl was elected as the Registrant's President, Secretary and Chief Financial Officer on November 30, 2001. Simultaneously therewith and since November 6, 2001, Mr. Pearl has been the President of E-Global Communications, Inc., a Nevada corporation engaged in the marketing and sale of direct response TV products and services in Latin America. Simultaneously therewith and from January 1998, to Mr. Pearl served as the Chief Operating Officer and a director of E-GlobalNet, Inc. (and its predecessors), a Delaware corporation and international distributor of "As Seen On TV" products in Hicksville, New York. Prior thereto since 1992, Mr. Pearl was President/Co-Chief Executive Officer and a director of PhaseOut of America, Inc. (OTCBB Symbol POUT) where he administered the re-development and clinical testing of that company's patented smoke cessation product. Prior thereto since 1984, Mr. Pearl was President and Chief Executive Officer of AquaSciences International, Inc. (NASDAQ AQSI); a company engaged in the development of proprietary water purification technologies for consumer applications. From 1970 to 1984, Mr. Pearl was the principal of Promotional Media, Inc., a company engaged in the publishing of traffic building continuity promotions for the leading supermarkets in the nation. In 1966 Mr. Pearl co-founded Jerome Irwin Advertising Agency; a retail-advertising agency that grew to become one of Long Island's largest, with annual billings reaching $50 million per year. Mr. Pearl is a charter member of the New Product Development Corporation, a consortium of business management executives, that helps inventors and product developers commercialize their products.


THOMAS F. REGAN. Mr. Regan was elected as a director and the Registrant's Vice President on November 30, 2001. Simultaneously therewith and since October 30, 2001, Mr. Regan has been employed by Greenpoint Financial, a division of the Greenpoint Savings Bank, as a Wholesale Account Executive in its Mount Laurel, New Jersey office. Prior thereto since 1991, Mr. Regan served as the President and a principal stockholder of Pinnacle Mortgage Corp., a privately owned licensed mortgage banking firm in East Hanover, New Jersey. Prior thereto since 1978, Mr. Regan was employed by the mortgage banking divisions of various commercial and savings banks in the Northeast United States.


(5) Directorship

Each Director of the Registrant has indicated to the Registrant that he or she is not presently a director in any other Registrant with a class of securities registered pursuant to Section 12 of the 34 Act or subject to the requirements of Section 15(d) of such act or any investment company registered under the Investment Company Act of 1940.

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

ITEM 10. EXECUTIVE COMPENSATION.

(a) General

(1) through (7) All Compensation Covered. During the fiscal year ended April 30, 2001, no compensation was paid to, accrued or set aside for any executive officer or director of the Registrant.

(b) Summary Compensation Table.

                           SUMMARY COMPENSATION TABLE
                        Annual Compensation         Long-Term Compensation
                                                  Restricted   Securities
                                                    Stock     Underlying LTI
    Name            Year    Salary  Bonus  Other    Award(s)   Options     pay


Joseph Petito       1999    $-0-(1)  None  None      None        None     None
Joseph Petito       2000     -0-(1)  None  None      None        None     None
Joseph Petito       2001     -0-(1)  None  None      None        None     None



(1) On July 30, 1997, the Registrant received a written statement from Joseph Petito wherein and whereby he irrevocably waived any and all claims that he may have to receive compensation from the Registrant for the four fiscal years ended April 30, 1997, in the sum of $312,000 plus any and all accrued interest. Mr. Petito also waived any right that he may have under and with respect to the October 1, 1992, verbal agreement with the Board of Directors granting him the right and option to convert the Registrant's debt and obligation to him into two shares of the Registrant's Common Stock, at $.01 par value, for every $1.00 of debt.

(C) Option/SAR Grant Table. During the fiscal year ended April 30, 2001, the Registrant made no grants of stock options or freestanding SAR's.

(d) Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table. No stock options or freestanding SAR's are issued or outstanding. Accordingly, and during the fiscal year ended April 30, 2001, no stock options or freestanding SAR's were exercised. Notwithstanding the foregoing, an aggregate of 1,000,000 shares of the Registrant's Common Stock, $.01 par value per share are reserved for issuance pursuant to the Registrant's long-term incentive plan adopted by the Registrant's Board of Directors in August, 1990, but not yet ratified and approved by the Registrant's stockholders.

(e) Long-Term Incentive Plan ("LTIP") Awards Table. During the fiscal year ended April 30, 2001, the Registrant made no LTIP awards.

(f) Compensation of Directors. (1) and (2). During the fiscal year ended April 30, 2001, no director of the Registrant received any compensation, whether pursuant to any standard or other arrangement or otherwise.

(g) Employment Contracts and Termination of Employment, and Change-in Control Arrangements. (1) and (2). No executive officer, director or employee of the Registrant is serving pursuant to the terms of a written employment or other compensation agreement, understanding or arrangement with the Registrant; and no such agreement was entered into during the fiscal year ended April 30, 2001.

(h) Report on Repricing of Options/SAR's. No stock options or freestanding SAR's are issued or outstanding. Accordingly, and during the fiscal year ended April 30, 2001, no stock options or freestanding SAR's were repriced.

(i) Mr. Petito resigned effective November 30, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owner. The information is furnished as of April 30, 2001, as to the number of shares of the Registrant's Common Stock, $.01 par value per share, owned beneficially, or known by the Registrant to own beneficially, more than 5% of any class of such security:

Name and Address                   Amount and Nature
of Beneficial                        of Beneficial
Owner                                  Ownership            Percentage of Class

Adaer Berkeley Colletone, Inc.
659 Old Willets Path
Hauppauge, NY 11788 (1)                 150,000                      8%

Joseph Petito
39 Cornehlson Drive
Huntington, New York 11746              684,584 (2)(3)              37%

Anita E. Petito
39 Cornehlson Drive
Huntington, New York 11746 (4)          180,500                     10%


(1) From 1993 until 1997, Mr. Joseph Petito, then the Registrants President and Chief Executive Officer, served as the President and a member of the Board of Directors of Adaer Berkeley Colletone, Inc. Mr. Petito resigned as an executive officer and director of this entity in 1997.

(2) Does not include an aggregate of 180,500 shares of the Registrant's common stock owned of record by Anita E. Petito, Mr. Petito's wife. Mr. Petito disclaims beneficial ownership of the shares of the Registrant's common stock owned by his wife.

(3) Does not include an aggregate of 563,400 Series A Common Stock Purchase Warrants or an aggregate of 563,400 Series B Common Stock Purchase Warrants owned by Mr. Petito and granted to him as a Class II and a Class IV creditor and pursuant to Article III (Class V) of the Registrant's 1992 Plan of Reorganization. All of the Registrant's warrants expired on December 31, 2001.

(4) Wife of Joseph Petito. Mr. Petito disclaims beneficial ownership of the shares of the Registrant's common stock owned by his wife.

(b) Security Ownership of Management. The information is furnished as of December 31, 2001, as to the number of shares of the Registrant's Common Stock, $.01 par value per share owned beneficially by each executive officer and director of the Registrant and by all executive officers and directors as a group:

Name and Address             Amount and Nature
of Beneficial                  of Beneficial
Owner                            Ownership                  Percentage of Class

Joseph Petito
39 Cornehlson Drive
Huntington, NY 11746             684,584 (1)(2)                     37%

Irwin Lampert
1707 East 55th Street
Brooklyn, NY 11234               15,000 (3)                       0.82%


All Officers
And Directors
as a Group of
two persons                      699,584 (1)(2)(3)                 38%


(1) Does not include an aggregate of 563,400 Series A Common Stock Purchase Warrants or an aggregate of 563,400 Series B Common Stock Purchase Warrants owned by Mr. Petito and granted to him as a Class II and a Class IV creditor and pursuant to Article III (Class V) of the Registrant's 1992 Plan of Reorganization. All of the Registrant's warrants expired on December 31, 2001.

(2) Does not includes an aggregate of 180,500 shares of the Registrant's Common stock owned of record by Anita E. Petito, wife of Joseph Petito. Mr. Petito disclaims beneficial ownership of the shares of the Registrant's common stock owned by his wife.

(3) Includes an aggregate of 5,000 shares of the Registrant's Common Stock owned of record by Philip T. Lampert, the son of Irwin Lampert, who resides in same household as Mr. Lampert.

(C) Changes in Control. On November 30, 2001, and in consideration of the sum of $35,000, Petito entered into a written option agreement with James T. Patten (the "Option Holder") wherein the Option Holder was granted the exclusive and assignable option to purchase an aggregate of 684,584 issued and outstanding shares of the Registrant's common stock (the "Option Shares") owned of record by Petito at any time prior to March 1, 2002 (the "Option"). The exercise price of the Option was an aggregate of $33,458 or approximately $.049 per Option Share. As of the date of the Option Agreement, the Option Shares represented an approximate 36% equity interest in the Registrant. Pending the Option Holder's exercise of the Option, the Option Shares were placed in escrow with the Registrant's transfer agent.

The Option Agreement provided that the closing of the Option and the Option Holder's exercise of the Option were subject to the following conditions precedent:

     1. Petito's execution and delivery of a written Settlement Agreement with the Registrant wherein Petito agreed to accept $75,000 in full compromise and settlement of the Registrant's $123,862 obligation to Petito for accrued and unpaid compensation ($78,000) and advances to the Registrant ($45,862). The Settlement Agreement shall also provided for the Registrant's payment of $25,400 to settle all existing liabilities appearing on its financial statements. Petito agreed to be solely responsible for any liabilities in excess of $25,400; and

     2. The delivery to the Option Holder of evidence of the Registrant's filing with the Securities and Exchange Commission of a Form 10-KSB for the fiscal year ended April 30, 2001; and

     3. The delivery to the Option Holder of evidence of the Registrant's filing with the Securities and Exchange Commission of a Form 10-QSB for the three months ended July 31, 2001; and

     4. The delivery to the Option Holder of a resignation of Irwin Lampert and Petito as an executive officers and directors of the Registrant; and

     5. The delivery to the Option Holder of a form of general release of the Registrant from David and Harry Sackler and The Sackler Group II, Inc.

On November 30, 2001, Messrs. Petito and Lampert resigned as executive officers and directors of the Registrant in favor of Irwin Pearl and Thomas F. Regan as President, Secretary and Chief Financial Officer and Vice President, respectively.


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

On November 30, 2001, Joseph Petito, the Registrant's President, a director and principal stockholder, entered into the Option Agreement with the Option Holder hereinabove described in Item 1 and 11(c).

On November 30, 2001, Mr. Petito resigned as an executive officer and as a member of the Registrant's Board of Directors, and Mr. Lampert nominated and elected Mr. Irwin Pearl to fill the vacancy created by the resignation of Mr. Petito. Thereafter, and on the same date, Mr. Lampert resigned as an executive officer and as a member of the Registrant's Board of Directors, and Mr. Pearl nominated and elected Mr. Thomas F. Regan to fill the vacancy created by the resignation of Mr. Lampert. Subsequently, and on the same date, Messrs Pearl and Regan elected themselves as President, Secretary and Chief Financial Officer and Vice President, respectively.

Except for the foregoing and during the fiscal year ended April 30, 2001 and April 30, 2000, no officer, director or relative or spouse of the foregoing persons or any relative of such person who has the same home as such person, or is a director or other officer of any parent or subsidiary of the Registrant or any shareholder known by the Registrant to own of record or beneficially more than five(5%) percent of the Registrant's Common Stock, had a direct or indirect material interest in any transaction or presently proposed transaction to which the Registrant or any of its parents or subsidiaries was or is a party.

(C) Parents. The following individuals and entities may be deemed to be parents of the Registrant as at April 30, 2001: (i) Joseph Petito, an executive officer and director of the Registrant and the record and beneficial owner of an aggregate of 684,584 shares of the Registrant's Common Stock; (ii) Anita E. Petito, the record and beneficial owner of an aggregate of 180,500 shares of the Registrant's Common Stock; and (iii) Irwin Lampert, an executive officer and director of the Registrant and the record and beneficial owner of an aggregate of 15,000 shares.

(d) Transactions with Promoters. Inapplicable.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

No Form 8-K was filed in the fiscal year ended April 30, 2001.




                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Long Beach , State of New York, on March 5, 2002.


ORION DIVERSIFIED TECHNOLOGIES, INC.

BY:

/s/Irwin Pearl
Irwin Pearl, President

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in their capacities and on the dates indicated have signed this report below.


/s/Irwin Pearl
Irwin Pearl, Director
Dated:  March 5, 2002
Long Beach, New York


/s/Thomas Regan
Thomas Regan, Director
Dated:  March 5, 2002
Long Beach, New York






                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Orion Diversified Technologies, Inc.
Long Beach, New York


We have audited the accompanying balance sheets of Orion Diversified Technologies, Inc. as of April 30, 2001 and 2000 and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used, and significant estimates made, by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orion Diversified Technologies, Inc. as of April 30, 2001 and 2000 and the results of its operation, changes in stockholders' equity and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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


Bloom & Co. LLP
Hempstead, New York
March 5, 2002





                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                                  BALANCE SHEET


                                  April 30,2001



Assets

Current Assets:

   Inventory                                            $      --

     Total Current Assets                                      --
                                                             ----

     Total Assets                                       $      --
                                                             ====

Liabilities & Stockholders Equity

Current Liabilities:

     Accounts Payable and Accrued Expenses              $ 33,250
     Due to Officers                                     123,862
                                                        --------

     Total Liabilities                                   157,112
                                                        --------

Stockholders Equity:

    Common Stock, par value $.01 per share,
     authorized 10,000,000 shares, issued
       and outstanding 1,847,397 shares                  18,469
       Paid-in Capital                                    3,737
       Deficit                                         (179,318)
                                                        -------

       Total Stockholders Equity                       (157,112)
                                                        -------

Total Liabilities & Stockholders Equity               $      --
                                                        =======

   The accompanying notes are an integral part of these financial statements.






                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS
                     THE YEAR ENDED APRIL 30, 2001 AND 2000

                                                 2001                   2000

INCOME

Revenues                                    $     --               $     --

Costs & Expenses:

     General & Administrative                 26,900                    400
                                             -------                  -----

      Total costs and expenses                26,900                    400
                                             -------                  -----

       Total Costs & Expenses                 26,900                    400
                                             -------                  -----

Income (Loss)                                (26,900)                  (400)
                                             -------                  -----
Income taxes:
     Current                                      --                (    --)
     Tax benefit                                  --                     --

     Net Income (loss)                      $(26,900)             $ (   400)
                                             =======                =======
Earnings per share:
Net income (loss)
Basic                                           (.01)                   N/A
                                                ====                   ====

Diluted                                         (.01)                   N/A
                                                ====                   ====
Weighted Average Number of
  Common Shares                            1,847,397              1,847,397
                                           =========              =========


The accompanying notes are an integral part of these financial statements.






                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
                     THE YEARS ENDED APRIL 30, 2001 AND 2000




                                                  Additional
                   Common Stock       Warrants     Paid In   Accumulated
                   ------------       --------
                 Shares       Amount Type  Number  Capital     Deficit    Total


                                      A  903,762
Balance 5/1/99   1,847,397  $18,469   B  905,262  $ 3,737  $(152,018) $(129,812)
Net loss fiscal
 year 2000              --       --   -       --       --   (    400)  (    400)
                 ---------   ------   -  -------   ------    -------    -------
                                      A  903,762
Balance 04/30/00 1,847,397  $18,469   B  905,262  $ 3,737  $(152,418) $(130,212)

Net loss fiscal
year 2001               --       --   -       --      --    ( 26,900)  ( 26,900)
                 ---------   ------   -  -------  ------     -------   --------
Warrants expired        --       --   A (903,762)     --          --         --
                        --       --   B (905,262)     --          --         --
                 ---------   ------      -------   -----     -------    -------
Balance 04/30/01 1,847,397  $18,469           -- $ 3,737   $(179,318) $(157,112)
                 =========   ======     ========   =====    ========    =======



The accompanying notes are an integral part of these financial statements.




                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                           STATEMENT OF CASH FLOWS FOR
                     THE YEAR ENDED APRIL 30, 2001 AND 2000

                                                       2001                2000



Cash Flow from Operating Activities

     Net Income (Loss)                           $  ( 26,900)         $   ( 400)

Adjustments to Reconcile Net Loss
To Net Cash Provided by (Used For)
Operating Activities

Changes in assets and liabilities:

     Shares issued for professional services              --                 --
     Write off of inventories                             --                 --
     Payroll Taxes                                        --                 --
     Accounts payable and accrued expenses            26,900                400
                                                     -------              -----

Net Cash Provided By (Used In) Operations                 --                 --
                                                     -------              ------

Net Increase/Decrease in Cash                             --                 --
                                                     -------              ------

Cash - Beginning                                          --                 --
                                                     -------              ------

Cash - Ending                                     $       --            $    --
                                                     =======             =======


   The accompanying notes are an integral part of these financial statements.



                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS



NOTE 1. ORGANIZATION AND BUSINESS

The Company was incorporated in New Jersey on May 6, 1959. Until 1986, the Company was engaged in the marketing and sale of a line of semiconductors, transistors, diodes and rectifiers and, to a lesser extent, other ancillary related electronic products. Because of sustained operating loses, the Company discontinued this line of operation and filed a plan of reorganization (under Chapter 11) with the United States Bankruptcy Court for the Eastern District of New York, on April 30, 1990. The Company's Plan of Reorganization was confirmed by the United States Bankruptcy Court for the Eastern District of New York on April 30, 1990 and consummated on June 2, 1992.

For at least the last three fiscal years, the Company has essentially been a "shell" corporation with no assets and limited liabilities. During this period, the Company's management limited the Company's activities to seeking to consummate a business combination with a profitable privately owned company. Despite several attempts, no business combination was concluded by the Company during the three fiscal years ended April 30, 2001.

Accordingly, the Company may be deemed to be a blank check company. As defined in Section 7(b)(3) of the Securities Act of 1933, as amended (the "Act"), a "blank check" company is a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or an acquisition with an unidentified company or companies and is issuing "penny stock" securities as defined in Rule 3(a)(51) of the Securities Exchange Act of 1934, as amended (the "34 Act"). The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies.


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

Inventories

The Company accounts for inventory on a lower of cost or market basis.


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

Non-monetary Transactions (Continued)

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


NOTE 4 - COMMON STOCK PURCHASE WARRANTS


In accordance with the Plan of Reorganization, 905,262 redeemable Class A and Class B Purchase Warrants were issued between September 19, 1990, and December 30, 1990. Each warrant entitled the holder to purchase one "new" share of the Company's stock for each warrant that is exercised. The exercise price of the Class A and Class B Warrants are $2.50 and $3.50, respectively. The Board of Directors of the Company extended the expiration dates for both Classes of Warrants to December 31, 2000 at which time they expired.


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

                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

Transactions with Management

1. Facilities

The Company's President has arranged for the Company to conduct its business affairs on the premises of a company controlled by the President and located in Huntington Station, New York. Said premises and office equipment were being utilized on a rent-free basis.

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


3. Due to Officer

As of April 30, 2001, the amounts owed to the officer were as follows


       Salary                                       $  78,000
       Advances made to the Company                    45,862
                                                       ------

              Total                                 $ 123,862
                                                      =======

NOTE 6. NET OPERATING LOSS CARRYFORWARDS

As of April 30,2001 the Company had NOLs of approximately $179,618. These NOLs and corresponding estimated tax assets, computed at a 35% tax rate, expire as follows:

        Year loss          Expiration           Loss         Estimated
        Incurred              Date             Amount        Tax Asset

         1995                 2010             81,358           28,475
         1996                 2011             70,260           24,591
         1997                 2012                150               53
         1999                 2014                400              140
         2000                 2015                400              140
         2001                 2016             26,900            9,415

          Total                              $179,468          $62,814

Under the provisions of SFAS 109, NOLs represent temporary differences that enter into the calculation of deferred tax assets. Realization of deferred tax assets associated with the NOL is dependent upon generating sufficient taxable income prior to their expiration.

Management believes that there is a risk that certain of these NOLs may expire unused and, accordingly, has established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, based on the historical trend in sales and profitability, the estimated tax assets and valuation allowance were $53,399, as of April 30, 2000. The valuation allowance of was increased by $9,415 as a consequence of recognizing additional tax assets in the year ended April 30, 2001. The Company believes it is likely that the benefit of these additional assets may not be realized in the future.

        Deferred tax assets:                           2001           2000


        Net operating loss carryforwards               62,814        53,399
        Less: Valuation allowance                     (62,814)      (53,399)

        Net deferred tax assets - current             $    --        $    --



NOTE 7. GOING CONCERN BASIS AND FUTURE PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.


Orion has not realized any material revenues for the three years ended April 30, 2001, and the consolidated statement of retained earnings for the year ended April 30, 2001 reflect a loss of $178,414. The Company also has been entirely supported by its majority shareholder. These factors raise substantial doubt about the Company's ability to continue as a going concern.


NOTE 8.  PLAN OF OPERATION AND SUBSEQUENT EVENT

To maintain its existence, the Company has been using the facilities of its Chairman and CEO Mr. Joseph Petito on a rent free basis. On November 30, 2001, Mr. Petito entered into an option agreement with Mr. James T. Patten. Under the agreement, Mr. Patten was given the right to purchase all of the shares owned by Mr. Petito and his wife. On the same day, Mr. Petito and Mr. Irwin Lampert resigned as executive officers and directors of the Company in favor of Mr. Irwin Pearl and Mr. Thomas Regan. As part of the arrangement, the Company intends to conduct a best efforts private placement of 3,000,000 shares of its common stock at $.05 per share. In addition, Mr. Petito has agreed to accept $75,000 as total settlement for his outstanding loan and accrued wages and expenses of $123,862 and forgive the balance. Upon the completion of the private placement and Mr. Patten's exercise of his option, the Company will have undergone a change of control. The future of the Company will then be dependent on new management's ability to secure a business combination partner or establish profitable operations.