Form 10QSB
period 2001-07-31
ORION DIVERSIFIED TECHNOLOGIES INC
filed 2002-03-07
CIK 32284

U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

                 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR

                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2001

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

                630 Shore Road, Suite 505, Long Beach, NY 11561
                    (Address of Principal Executive Offices)

                                 (516) 431-1942
                 (Issuer's Telephone Number Including Area Code)

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

                                 YES | | NO |X|

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

    Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 Common Stock, $.01 Par Value, 1,847,397 shares



                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                          Index to financial Statements


INDEPENDENT AUDITORS' REPORT

PART I       FINANCIAL INFORMATION

  ITEM 1     Financial Statements

             Balance sheet as of and July 31, 2001

             Results of operations for the three months ended
              July 31, 2001 and 2000

             Statements of cash flows for the three months ended
              July 31, 2001 and 2000

             Notes to financial statements

  ITEM 2     Management's Discussion and Analysis of
              Financial Condition and Results of Operations





                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Orion Diversified Technologies, Inc.
Long Beach, New York


We have reviewed the accompanying balance sheet of Orion Diversified Technologies, Inc. , as of July 31, 2001 , and the related statements of operations, and cash flows for the quarters ended July 31 2001 and 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review and we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has incurred losses from operations for several years and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Bloom & Co., LLP.
Hempstead, New York
March 5, 2002



                      ORION DIVERSIFIED TECHNOLOGIES, INC.

                                  BALANCE SHEET
                                  JULY 31, 2001
                                   (Unaudited)



Assets:


Current Assets:

     Cash                                                       $       --
                                                                   -------
       Total current assets                                             --
                                                                   -------
       Total assets                                             $       --
                                                                   =======

Liabilities and Stockholders' Equity

Current Liabilities:

     Accounts payable and accrued Expenses                      $   33,350
     Due to officer                                                123,862
                                                                   -------
                                                                   157,212
                                                                   -------
Stockholders' Equity

     Common Stock, par value $.01 per share,                        18,469
      authorized 10,000,000 shares, issued
      and outstanding 1,847,397 shares
     Paid-in capital                                                 3,737
     Deficit                                                      (179,418)
                                                                  --------
       Total stockholders' equity                                 (157,212)
                                                                  --------
Total liabilities and stockholders' equity                       $      --
                                                                  ========


See accompanying notes.




                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS
                         THE THREE MONTHS ENDED JULY 31,
                                   (Unaudited)



                                                    2001              2000
                                                    ----              ----



Revenues                                       $      --            $     --

Costs and Expenses

     General and administrative                      100                 100
                                                 -------             -------

       Total costs and expenses (Income)             100                 100
                                                 -------             -------

       Net Income (Loss)                       $(    100)           $ (  100)
                                                 =======             =======


Basic and diluted net income per share             N/A                 N/A
                                                   ====               ====

Weighted average number of common shares        1,847,397          1,847,397
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


     Net Income (Loss)                              $  (   100)      $   ( 100)

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


                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS



NOTE 2. INTERIM FINANCIAL STATEMENTS (Unaudited)

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

Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended April 30, 2001.


NOTE 3. ESTIMATES AND ASSUMPTIONS

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



NOTE 4 - PLAN OF OPERATION AND SUBSEQUENT EVENT

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

RESULTS OF OPERATIONS

During the three months ended July 31, 2001 and 2000, the Company recognized a net loss of $100. The 2001 loss was due to an accrual of $100 of franchise tax accrual. The Company does not anticipate sales of any products or service for the foreseeable future.

The Company's President, Joseph Petito, is allowing the Company to operate on a rent-free basis in the premises of a privately owned entity controlled by Mr. Petito's family.

The Company did not conduct any research and development or selling and marketing activities in the three months ended July 31, 2001. The Company is not currently conducting any research and development or selling and marketing activities.

The drastic reduction in both the Company's gross revenue and general and administrative expenses was entirely attributable to the Company's January 11, 1996 divestiture of NGO. The divestiture left the Company without material assets or capital resources. Accordingly, the continued economic viability of the Company has been entirely dependent upon Mr. Petito's continued funding and assumption of the Company's expenses and providing the Company with rent-free premises and the use of office equipment.

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



                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

ITEM 2. Management's Discussion and Analysis of Plan of Operations (continued)

The Company is authorized to issue up to 10,000,000 shares of its Common Stock. As of November 30, 2001, there were 1,847,397 shares of the Company's Common Stock issued and outstanding.

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

Dated: March 5, 2001

               Orion Diversified Technologies, Inc.

               By: /s/Irwin Pearl
                   ___________________________________
                   Irwin Pearl, President