Form 10QSB
period 2001-10-31
ORION DIVERSIFIED TECHNOLOGIES INC
filed 2002-03-07
CIK 32284

U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

                 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR

                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2001

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

INDEPENDENT AUDITORS' REPORT

PART I       FINANCIAL INFORMATION

  ITEM 1     Financial Statements

             Balance sheet as of and October 31, 2001

             Results of operations for the six months ended
              October 31, 2001 and 2000

             Statements of cash flows for the six months ended
              October 31, 2001 and 2000

             Notes to financial statements

  ITEM 2     Management's Discussion and Analysis of
              Financial Condition and Results of Operations




                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Orion Diversified Technologies, Inc.
Long Beach, New York


We have reviewed the accompanying balance sheet of Orion Diversified Technologies, Inc. , as of July 31, 2001 , and the related statements of operations, and cash flows for the six month ended July 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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



Bloom & Co., LLP.
Hempstead, New York
March 5, 2002





                      ORION DIVERSIFIED TECHNOLOGIES, INC.

                                  BALANCE SHEET
                                OCTOBER 31, 2001
                                   (Unaudited)



Assets:


Current Assets:

     Cash                                                       $       --
                                                                   -------
       Total current assets                                             --
                                                                   -------
       Total assets                                             $       --
                                                                   =======

Liabilities and Stockholders' Equity

Current Liabilities:

     Accounts payable and accrued Expenses                      $   33,450
     Due to officer                                                123,862
                                                                   -------
                                                                   157,312
                                                                   -------
Stockholders' Equity

     Common Stock, par value $.01 per share,                        18,469
      authorized 10,000,000 shares, issued
      and outstanding 1,847,397 shares
     Paid-in capital                                                 3,737
     Deficit                                                      (179,518)
                                                                  --------
       Total stockholders' equity                                 (157,312)
                                                                  --------
Total liabilities and stockholders' equity                       $      --
                                                                  ========


See accompanying notes.




                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS
                         THE SIX MONTHS ENDED OCTOBER 31,
                                   (Unaudited)



                                                    2001              2000
                                                    ----              ----



Revenues                                       $      --            $     --

Costs and Expenses

     General and administrative                      200                 200
                                                 -------             -------

       Total costs and expenses (Income)             200                 200
                                                 -------             -------

       Net Income (Loss)                       $(    200)           $ (  200)
                                                 =======             =======


Basic and diluted net income per share             N/A                 N/A
                                                   ====               ====

Weighted average number of common shares        1,847,397          1,847,397
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

RESULTS OF OPERATIONS

During the six months ended October 31, 2001 and 2000, the Company recognized a net loss of $200. The 2001 loss was due to an accrual of $200 of franchise tax accrual. The Company does not anticipate sales of any products or service for the foreseeable future.

The Company's President, Joseph Petito, is allowing the Company to operate on a rent-free basis in the premises of a privately owned entity controlled by Mr. Petito's family.

The Company did not conduct any research and development or selling and marketing activities in the six months ended October 31, 2001. The Company is not currently conducting any research and development or selling and marketing activities.

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