Form 10QSB
period 2002-01-31
ORION DIVERSIFIED TECHNOLOGIES INC
filed 2002-03-15
CIK 32284

U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

                 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR

                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2002

                 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______
                           Commission File No. 0-4006

               ORION DIVERSIFIED TECHNOLOGIES, INC.(Symbol "ORDT")

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

INDEPENDENT AUDITORS' REPORT

PART I       FINANCIAL INFORMATION

  ITEM 1     Financial Statements

             Balance sheet as of and January 31, 2002

             Results of operations for the three months ended
              January 31, 2002 and 2001

             Results of operations for the nine months ended
              January 31, 2002 and 2001

             Statements of cash flows for the nine months ended
              January 31, 2002 and 2001

             Notes to financial statements

  ITEM 2     Management's Discussion and Analysis of
              Financial Condition and Results of Operations




                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Orion Diversified Technologies, Inc.
Long Beach, New York


We have reviewed the accompanying balance sheet of Orion Diversified Technologies, Inc. , as of January 31, 2002 , and the related statements of operations, and cash flows for the nine month ended January 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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



Bloom & Co., LLP.
Hempstead, New York
March 12, 2002





                      ORION DIVERSIFIED TECHNOLOGIES, INC.

                                  BALANCE SHEET
                                JANUARY 31, 2001
                                   (Unaudited)



Assets:


Current Assets:

     Cash                                                       $    1,456
                                                                   -------
       Total current assets                                             --
                                                                   -------
       Total assets                                             $    1,456
                                                                   =======

Liabilities and Stockholders' Equity

Current Liabilities:

     Accounts payable and accrued Expenses                      $   33,450
     Due to former officer                                         123,862
     Loan Payable                                                    2,600
                                                                  --------
                                                                   159,912
                                                                  --------
Stockholders' Equity

     Common Stock, par value $.01 per share,                        18,469
      authorized 10,000,000 shares, issued
      and outstanding 1,847,397 shares
     Paid-in capital                                                 3,737
     Deficit                                                      (180,662)
                                                                  --------
       Total stockholders' equity                                 (158,456)
                                                                  --------
Total liabilities and stockholders' equity                       $   1,456
                                                                  ========


See accompanying notes.




                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS
                         THE THREE MONTHS ENDED JANUARY 31,
                                   (Unaudited)



                                                    2002              2001
                                                    ----              ----



Revenues                                       $      --            $     --

Costs and Expenses

     General and administrative                    1,144                 100
                                                 -------             -------

       Total costs and expenses (Income)           1,144                 100
                                                 -------             -------

       Net Income (Loss)                       $(  1,144)           $ (  100)
                                                 =======             =======


Basic and diluted net income per share             N/A                 N/A
                                                   ====               ====

Weighted average number of common shares        1,847,397          1,847,397
                                                =========          =========


See accompanying notes.




                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS
                         THE NINE MONTHS ENDED JANUARY 31,
                                   (Unaudited)



                                                    2002              2001
                                                    ----              ----



Revenues                                       $      --            $     --

Costs and Expenses

     General and administrative                    1,344                 300
                                                 -------             -------

       Total costs and expenses (Income)           1,344                 300
                                                 -------             -------

       Net Income (Loss)                       $(  1,344)           $ (  300)
                                                 =======             =======


Basic and diluted net income per share             N/A                 N/A
                                                   ====               ====

Weighted average number of common shares        1,847,397          1,847,397
                                                =========          =========


See accompanying notes.



                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS
                      FOR THE NINE MONTHS ENDED JANUARY 31,
                                   (Unaudited)



                                                         2002             2001
                                                         ----             ----

Cash flow from operating activities


     Net Income (Loss)                              $  ( 1,344)      $  (  300)

Adjustments to reconcile net loss
  to net cash provided by operating activities

Changes in assets and liabilities:
Accounts payable and accrued expenses                      200             300
Loan payable                                             2,600              --
                                                       -------        --------
    Net cash used in operations                          1,456             --
                                                       -------        --------

Net increase/decrease in cash                            1,456              --
                                                       -------        --------
Cash - beginning of period                                  --              --
                                                       -------        --------
Cash - end of period                                 $   1,456      $       --
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

For at least the last three fiscal years, the Company has essentially been a "shell" corporation with no assets and limited liabilities. During this period, the Company's management limited the Company's activities to seeking to consummate a business combination with a profitable privately owned company. Despite several attempts, no business combination was concluded by the Company during the three fiscal years ended and prior nine months ending January 31, 2002.

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


NOTE 4 - PLAN OF OPERATION AND SUBSEQUENT EVENT

To maintain its existence, the Company had been using the facilities of its former Chairman and CEO Mr. Joseph Petito on a rent free basis. On November 30, 2001, Mr. Petito entered into an option agreement with Mr. James T. Patten. Under the agreement, Mr. Patten was given the right to purchase all of the shares owned by Mr. Petito and his wife. On the same day, Mr. Petito and Mr. Irwin Lampert resigned as executive officers and directors of the Company in favor of Mr. Irwin Pearl and Mr. Thomas Regan. As part of the arrangement, the Company intends to conduct a best efforts private placement of 3,000,000 shares of its common stock at $.05 per share. In addition, Mr. Petito has agreed to accept $75,000 as total settlement for his outstanding loan and accrued wages and expenses of $123,862 and forgive the balance. Upon the completion of the private placement and Mr. Patten's exercise of his option, the Company will have undergone a change of control. The future of the Company will then be dependent on new management's ability to secure a business combination partner or establish profitable operations.



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

RESULTS OF OPERATIONS

During the nine months ended January 31, 2002 and 2001, the Company recognized a net loss of $1,344 and $300, respectively. The 2002 loss was due to the payment of franchise taxes to the state of New Jersey. The Company does not anticipate sales of any products or service for the foreseeable future.

The Company did not conduct any research and development or selling and marketing activities in the nine months ended January 31, 2002. The Company is not currently conducting any research and development or selling and marketing activities.


                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

ITEM 2. Management's Discussion and Analysis of Plan of Operations (continued)

The Company is authorized to issue up to 10,000,000 shares of its Common Stock. As of March 14, 2002, there were 1,847,397 shares of the Company's Common Stock issued and outstanding.

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

Dated: March 12, 2002

               Orion Diversified Technologies, Inc.

               By: /s/Irwin Pearl
                   ___________________________________
                   Irwin Pearl, President