Form 10KSB
period 2002-04-30
ORION DIVERSIFIED TECHNOLOGIES INC
filed 2002-07-26
CIK 32284

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 30, 2002
                           Commission File No. 0-4006


                      ORION DIVERSIFIED TECHNOLOGIES, INC.
             ( Exact name of registrant as specified in its charter)

   New Jersey                                                   22-1637978
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)


                 630 Shore Road, Suite 505, Long Beach, NY 11561
                 -----------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (516) 431-1942
                                 --------------
                 (Issuer's Telephone Number Including Area Code)

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

 YES | X | NO


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

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of July 8, 2002 was approximately:$628,359


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 Common Stock, $.01 Par Value, 2,857,397 shares


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


     3.   The November 30, 2001 Option Agreement


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

The Option Agreement provided that the closing of the Option and the Option Holder's exercise of the Option were subject to the following conditions precedent:

     1. Petito's execution and delivery of a written Settlement Agreement with the Registrant where in Petito agreed to accept $75,000 in full compromise and settlement of the Registrant's $123,862 obligation to Petito for accrued and unpaid compensation ($78,000) and advances to the Registrant ($45,862). The Settlement Agreement also provided for the Registrant's payment of $25,400 to settle all existing liabilities appearing on its financial statements. Petito agreed to be solely responsible for any liabilities in excess of $25,400; and

     2. The delivery to the Option Holder of evidence of the Registrant's filing with the Securities and Exchange Commission of a Form 10-KSB for the fiscal year ended April 30, 2001; and

     3. The delivery to the Option Holder of evidence of the Registrant's filing with the Securities and Exchange Commission of a Form 10-QSB for the three months ended July 31, 2001; and October 31, 2001; and

     4. The delivery to the Option Holder of a resignation of Irwin Lampert and Petito as an executive officers and directors of the Registrant; and

     5. The delivery to the Option Holder of a form of general release of the Registrant from David and Harry Sackler and The Sackler Group II, Inc.

On November 30, 2001, Messrs. Petito and Lampert resigned as executive officers and directors of the Registrant in favor of Irwin Pearl and Thomas F. Regan as President, Secretary and Chief Financial Officer and Vice President, respectively.

On November 30, 2001, Petito executed the Settlement Agreement. On April 4, 2002, the Registrant settled all of its existing liabilities appearing on its financial statements. On March 7, 2002, the Registrant filed: (i) its Form 10-KSB for the fiscal year ended April 30, 2001; (ii) its Form 10-QSB for the three months ended July 31, 2001; and (iii) its Form 10-QSB for the six months ended October 31, 2001. On March 12, 2002, the Registrant filed its Form 10-QSB for the nine months ended January 31, 2002. On January 7, 2002, Petito delivered to the Option Holder the general releases from David and Harry Sackler and The Sackler Group II, Inc. On various dates between March 22, and March 26, 2002, the Option Holder assigned the Option Shares to seven non-affiliated individuals and an entity who subsequently exercised their pro-rata portion of the Option. Accordingly, and on March 12, 2002, the Registrant and the Option Holder complied with all of the requirements of the Option Agreement.

On April 24, 2002, the Registrant caused the original issuance of 10,000 authorized but unissued shares of its common stock to Irwin Pearl, its President, in consideration for services rendered to the Registrant.

     (b)  Business of the Registrant

For at least the last three fiscal years, the Registrant has essentially been a "shell" corporation with no assets and limited liabilities. During this period, the Registrant's management limited the Registrant's activities to seeking to consummate a business combination with a profitable privately owned company. Despite several attempts, no business combination was concluded by the Registrant during the three fiscal years ended April 30, 2002.

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


ITEM 2. DESCRIPTION OF PROPERTY


Rental Premises. The Registrant has been dormant since 1997. Accordingly, and during the fiscal year ended April 30, 2002, through November 30, 2001, the Registrant utilized its former Chairman`s office on a rent free basis to receive mail. During the fiscal year ended April 30, 2002, and through the date of this Report, the Registrant had no properties nor did it enter into any agreement or arrangement to acquire any properties. On December 1, 2001, the Registrant relocated its executive offices to 630 Shore Road, Suite 505, Long Beach, NY 11561 on a temporary basis. The Registrant has the use of approximately 100 square feet of space rent free on a month to month basis. The Registrant's temporary space is adequate for the Registrant's present needs, and management expects that the Registrant will continue this arrangement until the completion of an acquisition or merger.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Neither during the fourth quarter of the fiscal year ended April 30, 2002, nor at any time since August 15, 1994, did the Registrant conduct an Annual Meeting of its stockholders pursuant to definitive proxy materials under Regulation 14 A under the 34 Act, or otherwise.

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


                                              HIGH                   LOW
                                               --------------------------


Fiscal 2000:

FIRST QUARTER
May 1st thru
July 31, 1999                                  .01                    .01

SECOND QUARTER
August 1st thru
October 31, 1999                               .01                    .01

THIRD QUARTER
November 1st thru
January 31, 2000                               .01                    .01

FOURTH QUARTER
February 1st thru
April 30, 2000                                 .01                    .01

Fiscal 2001:

FIRST QUARTER

May 1st thru
July 31, 2000                                  .01                    .01

SECOND QUARTER
August 1st thru
October 31, 2000                               .01                    .01


THIRD QUARTER
November 1st thru
January 31, 2001                               .15                    .005

FOURTH QUARTER
February 1st thru
April 30, 2001                                 .16                    .05

Fiscal 2002:

FIRST QUARTER
May 1st thru
July 31, 2001                                  .01                     .01

SECOND QUARTER
August 1st thru
October 31, 2001                               .01                     .01

THIRD QUARTER
November 1st thru
January 31, 2002                               .10                     .10

FOURTH QUARTER
February 1st thru
April 30, 2002                                 .20                     .40

(b) Holders.

As of April 30, 2002, the approximate number of holders of record of shares of the Registrant's Common Stock,$.01 par value per share, the Registrant's only class of trading securities, was believed by management to be as follows:

            Title of Class                            Number of Record Holders
            --------------                            ------------------------
            Common Stock, $.01 par                             500

Management believes there are many shareholders whose securities are held in street name with various brokerage houses. The exact number of shareholders is unknown to the Registrant.

(c) Dividends.

The Registrant has paid no dividends during the fiscal years ended April 30, 2001 and April 30, 2002. Other than the requirements of the New Jersey Business Corporation Act that dividends be paid out of capital surplus only and that the declaration and payment of a dividend not render the Registrant insolvent, there are no restrictions on the Registrant's present or future ability to pay dividends.

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

Results of Operations

During the two fiscal years ended April 30, 2002 and 2001, the Registrant had discontinued all operations and did not earn any revenues.

During a portion of 2002 and during all of 2001, the Registrant's general and administrative expenses were due to the Registrant's President, Joseph Petito, allowing the Registrant to operate on a rent-free basis in the premises of a privately owned entity controlled by Mr. Petito's family. Commencing on November 30, 2001, the Registrant's general and administrative expenses were entirely attributable to keeping the Registrant current in its reporting obligation under the 34 Act, its tax and good standing obligations to the State of New Jersey, the payment of transfer agent fees and incidental overhead expenses.

The Registrant did not conduct any research and development or selling and marketing activities in the two fiscal years ended April 30, 2002 and 2001. The Registrant is not currently conducting any research and development or selling and marketing activities.

During the two fiscal years ended April 30, 2002 and 2001, the Registrant recognized a net loss of $2,019 and $26,900, respectively. The net losses were principally the result of accrued franchise tax obligations, professional fees and related overhead expenses. The amount of general and administrative expenses in 2002 and 2001 were $2,019 and $26,900, respectively. Because of collection time-limitations provided in the federal tax laws, prior periods payroll taxes are no longer a liability of the Registrant. The Registrant does not anticipate sales of any products or service in the foreseeable future other than those of a potential merger partner.

The drastic reduction in both the Registrant's gross revenue and general and administrative expenses for the fiscal year ended April 30, 2001, was entirely attributable to the Registrant's January 11, 1996, divestiture of Netherland Gardens Owners, Inc., a New York corporation that owned a 59-unit co-op residential dwelling in White Plains, New York that the Registrant theretofore acquired on February 25, 1993 from Michaels Associates, then a non-affiliated business entity. This divestiture left the Registrant without material assets or capital resources. Accordingly, and during the fiscal year ended April 30, 2001, the continued economic viability of the Registrant was entirely dependent upon:
(1) Mr. Petito's continued funding, assumption of the Registrant's expenses, providing the Registrant with rent-free premises, and allowing the use of office equipment and (2) the Registrant's merger with a profitable operating company.

During the fiscal year ended April 30, 2001, and to maintain its existence, the Registrant used the facilities of its former Chairman and Chief Executive Officer Mr. Joseph Petito. On November 30, 2001, and as disclosed herein under
Item 1, Mr. Petito entered into an option agreement with James T. Patten as Option Holder. Under the option agreement, the Option Holder was given the right to purchase all of the Option Shares owned by Mr. Petito. On the same day, Mr. Petito and Mr. Irwin Lampert resigned as executive officers and directors of the Registrant in favor of Mr. Irwin Pearl and Mr. Thomas F. Regan as President, Secretary and Chief Financial Officer and Vice President, respectively. As part of the arrangement, the Registrant commenced the conduct of a best efforts private placement of 3,000,000 shares of its common stock at $.05 per share. During the fiscal year ended April 30, 2002, and as hereinafter indicated in
Item 12, the Registrant sold an aggregate of 1,000,000 shares to Grove Partners (500,000 shares) and Gable International Investments, Ltd. (500,000 shares). The proceeds from these sales were utilized to pay the Registrant's accrued general and administrative expenses. The right to acquire the Option Shares was assigned to seven non-affiliated individuals and an entity who subsequently exercised the same on or about March 31, 2002. As a result of the foregoing, the Registrant underwent a change of control. The future of the Registrant is entirely dependent on new management's ability to secure a business combination partner or establish profitable operations.

Financial Condition

In 1997, the Registrant changed its direction from investment in real estate to finding a merger partner.

As of April 30, 2001, the Registrant did not have any cash. As of April 30, 2002, and principally as a result of the Registrant's private placement of 1,000,000 shares at $.05 per share, the Registrant has cash of $21,620. For the same reason, the Registrant's current assets as of April 30, 2002, were $21,620 a 100% increase from the April 30, 2001 position. The Registrant's current liabilities of $6,889 as of April 30, 2002, represented a $150,223 or 96% decrease from the Registrant's current liabilities as of April 30, 2001. The decrease was entirely attributable to the Registrant's settlement with Joseph Petito and the payment of accrued professional fees and expenses. The Current liabilities decreased by $150,223 from $157,112 on April 30, 2001 to $6,889 on April 30, 2002. The liability of $123,862 to Joseph Petito accounted for approximately 79% of the current liabilities of the Registrant on April 30, 2001. This debt to Joseph Petito was recorded as a forgiveness of debt for the year ended April 30, 2002.

The Registrant is authorized to issue up to 10,000,000 shares of its Common Stock. As of April 30,2002, there were 2,857,397 shares of the Registrant's Common Stock issued and outstanding., and increase of 1,010,000 shares from April 30, 2001.

Capital Expenditures

The Registrant did not have any material commitments for capital expenditures at April 30, 2002 or 2001.

Effects of Inflation

The Registrant believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Registrant's financial position or operating results.

ITEM 7. FINANCIAL STATEMENTS

Financial statements meeting the requirements of Item 310 of Regulation S-B, for the two fiscal year ending April 30, 2002 and 2001 were audited by Bloom & Co. LLP.


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

                     Duration and
                     Date of              Position &               Age and
                     Expiration of        Office with              Director
Name                 Present Term         Registrant               Since
-------------------------------------------------------------------------------

Irwin Pearl          Next Annual          President and            60, 11/30/01
                     Meeting              Director


Thomas F. Regan      Next Annual          Vice President           54, 11/30/01
                     Meeting               and Director

Joseph Petito (1)    Next Annual          Former President,        82, 3/31/83
                     Meeting               Chief Executive
                                           Officer and Chief
                                           Financial Officer

Irwin Lampert (1)    Next Annual          Former Vice President,   62, 01/02/95
                     Meeting               Secretary
                                           and Director (1)


(1) On November 30, 2001, Mr. Petito resigned as an executive officer and as a member of the Registrant's Board of Directors, and Mr. Lampert nominated and elected Mr. Irwin Pearl to fill the vacancy created by the resignation of Mr. Petito. Thereafter, and on the same date, Mr. Lampert resigned as an executive officer and as a member of the Registrant's Board of Directors, and Mr. Pearl nominated and elected Mr. Thomas F. Regan to fill the vacancy created by the resignation of Mr. Lampert. Subsequently, and on the same date, Messrs Pearl and Regan elected themselves as President, Secretary and Chief Financial Officer and Vice President, respectively.

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

ITEM 10. EXECUTIVE COMPENSATION.

(a) General

     (1) through (7) All Compensation Covered. During the fiscal year ended April 30, 2002, no compensation was paid to, accrued or set aside for any executive officer or director of the Registrant.

(b) Summary Compensation Table.

                           SUMMARY COMPENSATION TABLE

                              Annual Compensation    Long-Term Compensation
                                                     Restricted   Securities
                                                        Stock    Underlying LTI
    Name        Year  Salary   Bonus  Other  Award(s)  Options       Pay

Joseph Petito   1999  $-0-(1)  None   None   None      None          None
Joseph Petito   2001   -0-(1)  None   None   None      None          None
Joseph Petito   2002   -0-(1)  None   None   None      None          None
Irwin Pearl     2002   -0-(2)  None   (2)    None      None          None
Thomas Regan    2002   -0-     None   None   None      None          None

-----------------

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

(2) On April 24, 2002, the Registrant issued an aggregate of 10,000 restricted shares of its common stock to Mr. Pearl in consideration of services rendered to the Registrant during the period December 1, 2001 through April 30, 2002. The shares had a fair market value of $2,000 or $.20 per share.

          (c)  Option/SAR  Grant  Table.  During the fiscal year ended April 30,
               2002,  the  Registrant   made  no  grants  of  stock  options  or
               freestanding SAR's.

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

          (e) Long-Term Incentive Plan ("LTIP") Awards Table. During the fiscal year ended April 30, 2002, the Registrant made no LTIP awards.

          (f) Compensation of Directors. (1) and (2). During the fiscal year ended April 30, 2001, no director of the Registrant received any compensation, whether pursuant to any standard or other arrangement or otherwise.

          (g) Employment Contracts and Termination of Employment, and Change-in Control Arrangements. (1) and (2). No executive officer, director or employee of the Registrant is serving pursuant to the terms of a written employment or other compensation agreement, understanding or arrangement with the Registrant; and no such agreement was entered into during the fiscal year ended April 30, 2002.

          (h) Report on Repricing of Options/SAR's. No stock options or freestanding SAR's are issued or outstanding. Accordingly, and during the fiscal year ended April 30, 2002, no stock options or freestanding SAR's were repriced.

(I) Mr. Petito resigned effective November 30, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  Security  Ownership of Certain  Beneficial  Owner.  The information is furnished  as of June 30, 2002,  as to the  number  of  shares of the
          Registrant's   Common   Stock,   $.01  par  value  per  share,   owned
          beneficially, or known by the Registrant to own beneficially, more than 5% of any class of such security:


Name and Address                   Amount and Nature
of Beneficial                       of Beneficial
Owner                                Ownership              Percentage of Class

Grove Partners
266 Cedar Street
Cedar Grove, NJ 07009                 500,000                           17.6%

Gable International Investments, Ltd.
PO Box 3152 Road Town
Tortola, British Virgin Islands       500,000                           17.6%

Judy Cabrera
15 Alden Street
Mansfield, MA 02048                   175,000                           6%


(b) Security Ownership of Management. The information is furnished as of June 30, 2002, as to the number of shares of the Registrant's Common Stock, $.01 par value per share owned beneficially by each executive officer and director of the Registrant and by all executive officers and directors as a group:

Name and Address              Amount and Nature
of Beneficial                   of Beneficial
Owner                             Ownership                Percentage of Class


Irwin Pearl
25 Nantwick Street
Lido Beach, NY 11561                10,000                         -%

Thomas Regan
15 Lincoln Street
Roseland, NJ 07068                 101,500                        3.4%

All Officers
And Directors
as a Group of
two persons                        110,500                        3.4%

(c) Changes in Control. On November 30, 2001, and in consideration of the sum of $35,000, Petito, then an executive officer, director and principal stockholder of the Registrant, entered into a written option agreement with James T. Patten as Option Holder, wherein the Option Holder was granted the exclusive and assignable option to purchase an aggregate of 684,584 issued and outstanding shares of the Registrant's common stock (the "Option Shares") owned of record by Petito at any time prior to March 1, 2002 (the "Option"). The exercise price of the Option was an aggregate of $33,458 or approximately $.049 per Option Share. As of the date of the Option Agreement, the Option Shares represented an approximate 36% equity interest in the Registrant. Pending the Option Holder's exercise of the Option, the Option Shares were placed in escrow with the Registrant's transfer agent.

The Option Agreement provided that the closing of the Option and the Option Holder's exercise of the Option were subject to the following conditions precedent:

     1. Petito's execution and delivery of a written Settlement Agreement with the Registrant wherein Petito agreed to accept $75,000 in full compromise and settlement of the Registrant's $123,862 obligation to Petito for accrued and unpaid compensation ($78,000) and advances to the Registrant ($45,862). The Settlement Agreement provided for the Registrant's payment of $25,400 to settle all existing liabilities appearing on its financial statements. Petito agreed to be solely responsible for any liabilities in excess of $25,400; and

     2. The delivery to the Option Holder of evidence of the Registrant's filing with the Securities and Exchange Commission of a Form 10-KSB for the fiscal year ended April 30, 2002; and

     3. The delivery to the Option Holder of evidence of the Registrant's filing the Securities and Exchange Commission of a Form 10-QSB for the three months ended July 31, 2001; and

     4. The delivery to the Option Holder of a resignation of Irwin Lampert and Petito as executive officers and directors of the Registrant; and

     5. The delivery to the Option Holder of a form of general release of the Registrant from David and Harry Sackler and The Sackler Group II, Inc.

On November 30, 2001, Messrs. Petito and Lampert resigned as executive officers and directors of the Registrant in favor of Irwin Pearl and Thomas F. Regan as President, Secretary and Chief Financial Officer and Vice President, respectively.

On November 30, 2001, Petito executed the Settlement Agreement. On April 4, 2002, the Registrant settled all of its existing liabilities appearing on its financial statements. On March 7, 2002, the Registrant filed: (i) its Form 10-KSB for the fiscal year ended April 30, 2001; (ii) its Form 10-QSB for the three months ended July 31, 2001; and (iii) its Form 10-QSB for the six months ended October 31, 2001. On March 12, 2002, the Registrant filed its Form 10-QSB for the nine months ended January 31, 2002. On January 7, 2002, Petito delivered to the Option Holder the general releases from David and Harry Sackler and The Sackler Group II, Inc. On various dates between March 22, and March 26, 2002, the Option Holder assigned the Option Shares to seven non-affiliated individuals and an entity who subsequently exercised their pro-rata portion of the Option. Accordingly, and on March 12, 2002, the Registrant and the Option Holder complied with all of the requirements of the Option Agreement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)(b) On November 30, 2001, Joseph Petito, the Registrant's President, a director and principal stockholder, entered into the Option Agreement with the Option Holder hereinabove described in Item 1 and 11(c).

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

On November 30, 2001, Mr. Thomas F. Regan, purchased an aggregate of 101,500 issued and outstanding shares of the Registrant's common stock from Anita M. Petito, the non-affiliated and adult daughter of Joseph Petito in consideration for $101,500 or $.10 per share. On April 24, 2002, the Registrant issued and aggregate of 10,000 restricted shares of its common stock to Irwin Pearl, the Registrant's President, in consideration for services rendered to the Registrant. The fair market value of the shares was $2,000 or $.20 per share.

On January 15, 2002, the  Registrant  borrowed an aggregate of $2,500 from James
T. Patten. The loan was made pursuant to a written loan agreement and annexed eight month, pre-payable promissory note bearing interest at the rate of 10% per annum. The Registrant utilized the loan proceeds to satisfy accrued expenses and professional fees. On June 7, 2002, and after the fiscal year covered by this Report, the Registrant borrowed an aggregate of $10,000 from James T. Patten. The loan was made pursuant to a written loan agreement and annexed three month, pre-payable promissory note bearing interest at the rate of 10% per annum. The Registrant utilized the loan proceeds to satisfy accrued expenses and professional fees.

Except for the foregoing and during the fiscal year ended April 30, 2002 and April 30, 2001, no officer, director or relative or spouse of the foregoing persons or any relative of such person who has the same home as such person, or is a director or other officer of any parent or subsidiary of the Registrant or any shareholder known by the Registrant to own of record or beneficially more than five(5%) percent of the Registrant's Common Stock, had a direct or indirect material interest in any transaction or presently proposed transaction to which the Registrant or any of its parents or subsidiaries was or is a party.

     (c) Parents. The following individuals and entities may be deemed to be parents of the Registrant as at April 30, 2002: (I) Grove Partners, a New Jersey general partnership that is the record and beneficial owner of an aggregate of 500,000 shares of the Registrant's Common Stock; and (ii) Gable International Investments, Ltd., a British Virgin Islands corporation that is the record and beneficial owner of an aggregate of 500,000 shares of the Registrant's Common Stock.

     (d) Transactions with Promoters. Inapplicable.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

No Form 8-K was filed in the fiscal year ended April 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Long Beach, State of New York, on March 5, 2002.

ORION DIVERSIFIED TECHNOLOGIES, INC.

BY:
/s/Irwin Pearl
Irwin Pearl, President

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in their capacities and on the dates indicated have signed this report below.

/s/Irwin Pearl
Irwin Pearl, Director
Dated: July 19, 2002
Long Beach, New York

/s/Thomas Regan
Thomas Regan, Director
Dated: July 19, 2002
Long Beach, New York


                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Orion Diversified Technologies, Inc.
Long Beach, New York

We have audited the accompanying balance sheets of Orion Diversified Technologies, Inc. as of April 30, 2002 and 2001 and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orion Diversified Technologies, Inc. as of April 30, 2002 and 2001 and the results of its operation, changes in stockholders' equity and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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


Bloom & Co., LLP
Hempstead, New York
July 19, 2002



                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                                  BALANCE SHEET

                                                             April 30,
                                                                2002
                                     Assets
Current Assets:
       Cash                                                $  21,620
                                                             -------
        Total Assets                                       $  21,620
                                                             =======

                       Liabilities & Stockholders Equity

Current Liabilities:
       Accounts Payable and Accrued Expenses                   4,289
       Loan payable                                            2,600
                                                             -------
       Total Liabilities                                       6,889
                                                             -------

Stockholders Equity:
    Common Stock, par value $.01 per share,
     authorized 10,000,000 shares, issued
       and outstanding 2,857,397 shares                       28,569
       Paid-in Capital                                        45,637
       Deficit                                              ( 59,475)
                                                             -------
       Total Stockholders Equity                              14,731
                                                             -------
Total Liabilities & Stockholders Equity                    $  21,620
                                                             =======


The accompanying notes are an integral part of these financial statements.



                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS
                     THE YEAR ENDED APRIL 30, 2002 AND 2001

                                                    2002                  2001
                                                    ----                  ----
INCOME
Revenues
Forgiveness of a debt                         $ 123,862               $     --

Costs & Expenses:

     General & Administrative                     4,019                  26,900
                                                -------                 -------
      Total costs and expenses                    4,019                  26,900
                                                -------                 -------
       Total Costs & Expenses                     4,019                  26,900
                                                -------                 -------
Income (Loss)                                   119,843                 (26,900)

Income taxes:
     Current                                         --                 (    --)
     Tax benefit                                     --                      --
                                                -------                  ------
     Net Income (loss)                       $  119,843               $ (26,900)
                                                =======                  ======

Earnings per share:
Net income (loss)
Basic                                              N/A                     N/A
                                                   ===                     ===

Diluted                                            N/A                     N/A
                                                   ===                     ===

Weighted Average Number of
  Common Shares                                2,857,397             1,847,397
                                              =========              =========

The accompanying notes are an integral part of these financial statements.


                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
                     THE YEARS ENDED APRIL 30, 2002 AND 2001

                Common Stock     Warrants    Additional
                ------------     --------     Paid In   Accumulated
            Shares      Amount  Type  Number  Capital     Deficit     Total


Balance                           A   903,762
4/30/00     1,847,397    $18,469  B   905,262  $ 3,737   $(152,418)  $(130,212)

Net loss
fiscal
year 2001          --         --  -       --        --    ( 26,900)   ( 26,900)
            ---------    -------  -   -------   ------     -------     -------

Balance
04/30/01                         A    903,762
             1,847,397  $18,469  B    905,262  $ 3,737   $(179,318)  $(157,112)

Shares
issued in
2002         1,010,000   10,100  -         --   41,900     119,843     171,843
             ---------   ------  -    -------   ------     -------     -------
Balance
04/30/02     2,857,397  $28,569            --  $45,637  $(  59,475)  $  14,731
             =========   ======  =    =======   ======     =======     =======


The accompanying notes are an integral part of these financial statements.




                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                           STATEMENT OF CASH FLOWS FOR
                     THE YEAR ENDED APRIL 30, 2002 AND 2001

                                                           2002             2001
                                                           ----             ----

Cash Flow from Operating Activities

           Net Income (Loss)                            $ 119,843    $ ( 26,900)

Adjustments to Reconcile Net Loss
To Net Cash Provided by (Used For)
Operating Activities
Shares issued for services                                  2,000            --
Changes in assets and liabilities:

Accounts payable and accrued expenses                    ( 28,961)       26,900
                                                         --------        ------
Net Cash Provided By (Used In)  Operations                 92,882           --
                                                         --------        ------

Cash Flow from Financing Activities
 Forgiveness of debt                                     (123,862)          --
 Loan                                                       2,600           --
 Shares issued for cash                                    10,000           --
 Additional paid in capital                                40,000           --
                                                         --------         ----
                                                         ( 71,262)          --
                                                         --------         ----

Net Increase/Decrease in Cash                              21,620           --
                                                         --------        -----
Cash - Beginning                                               --           --
                                                         --------        -----
Cash - Ending                                          $   21,620      $    --
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


                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNT POLICIES (continued)

New Accounting Standards

In April 1998, the FASB issued SOP 98-5, "Reporting on the Costs of Start-up Activities," which will become effective for the Company in fiscal 2000. It requires costs of start-up activities and organization costs to be expensed as incurred. The Company currently follows this approach and such costs have been minimal in the past.

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

As of December 1, 2001, 903,762 Class A and 905,262 Class B Warrants were outstanding.


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

As of April 30, 2002, the amounts owed to the officer were forgiven by that officer:


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