Form 10QSB
period 2002-07-31
ORION DIVERSIFIED TECHNOLOGIES INC
filed 2002-09-18
CIK 32284

U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

                 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR

                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registration was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

                APPLICABLE ONLY TO ISSUES INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

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

                 Common Stock, $.01 Par Value, 3,847,397 shares



                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                          Index to financial Statements

INDEPENDENT AUDITORS' REPORT

PART I       FINANCIAL INFORMATION

  ITEM 1     Financial Statements

             Balance sheet as of and July 31, 2002

             Results of operations for the three months ended
              July 31, 2002 and 2001

             Statements of cash flows for the three months ended
              July 31, 2002 and 2001

             Notes to financial statements

  ITEM 2     Management's Discussion and Analysis of
              Financial Condition and Results of Operations




                          ACCOUNTANT'S REVIEW REPORT

Board of Directors
Orion Diversified Technologies, Inc.
Long Beach, New York


We have reviewed the accompanying balance sheet of Orion Diversified Technologies, Inc. , as of July 31, 2002 , and the related statements of operations, and cash flows for the three month ended July 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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



Bloom & Co., LLP.
Hempstead, New York
September 13, 2002





                      ORION DIVERSIFIED TECHNOLOGIES, INC.

                                  BALANCE SHEET
                                  JULY 31, 2002
                                   (Unaudited)



Assets:


Current Assets:

     Cash                                                       $    2,453
                                                                   -------
       Total current assets                                             --
                                                                   -------
       Total assets                                             $    2,453
                                                                   =======

Liabilities and Stockholders' Equity

Current Liabilities:

     Accounts payable and accrued Expenses                      $    1,502
     Due to former officer                                          50,000
     Loan Payable                                                   12,600
                                                                  --------
                                                                    64,102
                                                                  --------
Stockholders' Equity

     Common Stock, par value $.01 per share,                        28,569
      authorized 10,000,000 shares, issued
      and outstanding 2,847,397 shares
     Paid-in capital                                                45,637
     Deficit                                                      (135,855)
                                                                  --------
       Total stockholders' equity                                 ( 61,649)
                                                                  --------
Total liabilities and stockholders' equity                       $   2,453
                                                                  ========


See accompanying notes.




                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS
                         THE THREE MONTHS ENDED JULY 31,
                                   (Unaudited)



                                                    2002              2001
                                                    ----              ----



Revenues                                        $     --           $      --

Costs and Expenses:

     General and administrative                    1,381                 100
                                                 -------             -------

       Total costs and expenses (Income)           1,381                 100
                                                 -------             -------

       Net Loss before extraordinary loss        ( 1,381)           $(   100)

Extraordinary item:
Forgiveness of debt                               48,862                  --
                                                 -------             -------
  Net income after extraordinary item           $ 47,481
                                                 =======             =======


Basic and diluted net income per share             N/A                 N/A
                                                   ====               ====

Weighted average number of common shares        2,857,397          1,847,397
                                                =========          =========


See accompanying notes.



                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED JULY 31,
                                   (Unaudited)



                                                         2002             2001
                                                         ----             ----

Cash flow from operating activities:

     Net Income (Loss)                              $   47,481      $  (  100)

Adjustments to reconcile net loss
  to net cash provided by operating activities
Changes in assets and liabilities:
Accounts payable and accrued expenses                  ( 2,786)            100
Forgiveness of debt                                    (48,862)             --
                                                       -------        --------
    Net cash provided by operations                    ( 4,167)             --
                                                       -------        --------

Cash flow from financing activities:

Loan payable                                           (15,000)             --
                                                       -------        --------
  Net cash flow from financing activities              (15,000)             --
                                                       -------        --------

Net increase/decrease in cash                          (19,167)             --
Cash - beginning of period                              21,620              --
                                                       -------        --------
Cash - end of period                                 $   2,453      $       --
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

For at least the last three fiscal years, the Company has essentially been a "shell" corporation with no assets and limited liabilities. During this period, the Company's management limited the Company's activities to seeking to consummate a business combination with a profitable privately owned company. Despite several attempts, no business combination was concluded by the Company during the four fiscal years ended and prior three months ending July 31, 2002.

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

Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended April 30, 2002.


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

On August 1, 2002, and subsequent to the period covered by this report, the Company conducted a private offering of 1,000,000 shares of its common stock at $.05 per share pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended. The shares are part of the total of 2,000,000 shares sold and issued in order to provide the Company with working capital pending the consummation of a business combination with a private company. On August 1, 2002, Parthian Securities SA, a theretofore non-affiliated Swiss corporation ("Parthian") purchased all 1,000,000 shares in consideration for $50,000.



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

RESULTS OF OPERATIONS

During the three months ended July 31, 2002, the Company had discontinued all operations and did not earn any revenues.

During the three months ended July 31, 2002, all of the Company's expenses were attributable to keeping the Company current in its reporting obligation under the 34 Act, its tax and good standing obligations to the State of New Jersey, the payment of transfer agent fees and incidental overhead expenses.

The Company did not conduct any research and development or selling and marketing activities in the three months ended July 31, 2002 and 2001, respectively. The Company is not currently conducting any research and development or selling and marketing activities.

During the three months ended July 31, 2002 and 2001, the Company recognized net income of $47,481 and a loss of $100, respectively. The net income was entirely attributable to an extraordinary item comprised of the forgiveness of $48,862 in debt due to a former officer, Joseph Petito. The forgiveness was consumated in connection with the change of control of the Company reported in the Company's Form 10KSB for the fiscal year ended April 30, 2002. For the forseeable future, the Company does not anticipate any additional extraordinary items.

The future of the Company is entirely dependent on management's ability to locate, negotiate and consummate a business combination with a business combination partner; and that entities ability to establish or sustain profitable operations, of which there can be absolutely no assurance whatsoever.


                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

ITEM 2. Management's Discussion and Analysis of Plan of Operations (continued)

The Company is authorized to issue up to 10,000,000 shares of its Common Stock. As of September 14, 2002, there were 3,857,397 shares of the Company's Common Stock issued and outstanding.

Financial Condition

During the three months ended July 31, 2002, the Company had net assets of $2,453 and current liabilities of $64,102. Accordingly, and for this period, the Company may be deemed to have been insolvent. THe Company has no capital resources. Given the Company's "blank check" status, the Company believes that its only realistic source of capital is private placements of its common stock sold to accredited investors with experience in investing in high risk entities of this sort. Given the limited options for capital available to the Company, there can be absolutely no assurance that the Company will be able to survive as a viable entity.

Capital Expenditures

The Company did not have any material commitments for capital expenditures during the three months ended July 31, 2002.

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

Dated: September 14, 2002

               Orion Diversified Technologies, Inc.

               By: /s/Irwin Pearl
                   ___________________________________
                   Irwin Pearl, President