Form 10QSB
period 2002-10-31
ORION DIVERSIFIED TECHNOLOGIES INC
filed 2002-12-13
CIK 32284

U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

                 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR

                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2002

                 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______
                           Commission File No. 0-4006

               ORION DIVERSIFIED TECHNOLOGIES, INC.(Symbol "ORDT")

                 (Name of Small Business Issuer in its charter)

        New Jersey                                              22-1637978
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

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

INDEPENDENT AUDITORS' REPORT

PART I       FINANCIAL INFORMATION

  ITEM 1     Financial Statements

             Balance sheet as of and October 31, 2002

             Results of operations for the six months ended
              October 31, 2002 and 2001

             Statements of cash flows for the six months ended
              October 31, 2002 and 2001

             Notes to financial statements

  ITEM 2     Management's Discussion and Analysis of
              Financial Condition and Results of Operations




                          ACCOUNTANT'S REVIEW REPORT

Board of Directors
Orion Diversified Technologies, Inc.
Long Beach, New York


We have reviewed the accompanying balance sheet of Orion Diversified Technologies, Inc. , as of October 31, 2002 , and the related statements of operations, and cash flows for the six months ended October 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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



Bloom & Co., LLP.
Hempstead, New York
December 13, 2002





                      ORION DIVERSIFIED TECHNOLOGIES, INC.

                                  BALANCE SHEET
                                OCTOBER 31, 2002
                                   (Unaudited)



Assets:


Current Assets:

     Cash                                                       $   28,796
                                                                   -------
       Total current assets                                         28,796
                                                                   -------
       Total assets                                                 28,796
                                                                   =======

Liabilities and Stockholders' Equity

Current Liabilities:

     Due to former officer                                          50,000
     Loan Payable                                                      100
                                                                  --------
                                                                    50,100
                                                                  --------
Stockholders' Equity

     Common Stock, par value $.01 per share,
      authorized 10,000,000 shares, issued
      and outstanding 3,847,397 shares                              38,569
     Paid-in capital                                                85,637
     Deficit                                                      (145,510)
                                                                  --------
       Total stockholders' equity                                 ( 21,304)
                                                                  --------
Total liabilities and stockholders' equity                       $  28,796
                                                                  ========


See accompanying notes.




                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS
                         THE SIX MONTHS ENDED OCTOBER 31,
                                   (Unaudited)



                                                    2002              2001
                                                    ----              ----



Revenues                                        $     --           $      --

Costs and Expenses:

     General and administrative                   11,036                 100
                                                 -------             -------

       Total costs and expenses (Income)          11,036                 100
                                                 -------             -------

       Net Loss before extraordinary loss        (11,036)            $  (100)

Extraordinary item:
Forgiveness of debt                               48,862                  --
                                                 -------             -------
  Net income after extraordinary item           $ 37,826             $ (100)
                                                 =======             =======


Basic and diluted net income per share             N/A                 N/A
                                                   ====               ====

Weighted average number of common shares        3,847,397          1,847,397
                                                =========          =========


See accompanying notes.



                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED OCTOBER 31,
                                   (Unaudited)



                                                         2002             2001
                                                         ----             ----

Cash flow from operating activities:

     Net Income (Loss)                              $  37,826          $ ( 100)

Adjustments to reconcile net loss
  to net cash provided by operating activities
Changes in assets and liabilities:
Accounts payable and accrued expenses                 ( 4,288)             100
Forgiveness of debt                                   (73,862)
                                                      -------         --------
    Net cash provided by operations                   (40,324)              --
                                                      -------         --------

Cash flow from financing activities:

Loan payable                                          ( 2,500)              --
Shares issued for cash                                 10,000               --
Additional paid in capital                             40,000               --
                                                      -------         --------
  Net cash flow from financing activities              47,500               --
                                                      -------         --------

Net increase/decrease in cash                           7,176
Cash - beginning of period                             21,620
                                                      -------         --------
Cash - end of period                                $  28,796               --
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

For at least the last three fiscal years, the Company has essentially been a "shell" corporation with no assets and limited liabilities. During this period, the Company's management limited the Company's activities to seeking to consummate a business combination with a profitable privately owned company. Despite several attempts, no business combination was concluded by the Company during the four fiscal years ended and prior six months ending October 31, 2002.

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


NOTE 4 - PLAN OF OPERATION AND SUBSEQUENT EVENT

The future of the Company is dependent on new management's ability to secure a business combination partner or establish profitable operations.

On August 1, 2002, the Company conducted a private offering of 1,000,000 shares of its common stock at $.05 per share pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended. The shares are part of the total of 2,000,000 shares sold and issued in order to provide the Company with working capital pending the consummation of a business combination with a private company. On August 1, 2002, Parthian Securities SA, a theretofore non-affiliated Swiss corporation ("Parthian") purchased all 1,000,000 shares in consideration for $50,000.

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

RESULTS OF OPERATIONS

During the six months ended October 31, 2002, the Company had discontinued all operations and did not earn any revenues.

During the six months ended October 31, 2002, all of the Company's expenses were attributable to keeping the Company current in its reporting obligation under the 34 Act, its tax and good standing obligations to the State of New Jersey, the payment of transfer agent fees and incidental overhead expenses.

The Company did not conduct any research and development or selling and marketing activities in the six months ended October 31, 2002 and 2001, respectively. The Company is not currently conducting any research and development or selling and marketing activities.

During the six months ended October 31, 2002 and 2001, the Company recognized net income of $37,826 and a loss of $100, respectively. The net income was entirely attributable to an extraordinary item comprised of the forgiveness of $48,862 in debt due to a former officer, Joseph Petito. The forgiveness was consumated in connection with the change of control of the Company reported in the Company's Form 10KSB for the fiscal year ended April 30, 2002. For the forseeable future, the Company does not anticipate any additional extraordinary items.

The future of the Company is entirely dependent on management's ability to locate, negotiate and consummate a business combination with a business combination partner; and that entities ability to establish or sustain profitable operations, of which there can be absolutely no assurance whatsoever.

ITEM 2. Management's Discussion and Analysis of Plan of Operations (continued)

The Company is authorized to issue up to 10,000,000 shares of its Common Stock. As of December 13, 2002, there were 3,847,397 shares of the Company's Common Stock issued and outstanding.

Financial Condition

During the six months ended October 31, 2002, the Company had net assets of $28,796 and current liabilities of $50,100. Accordingly, and for this period, the Company may be deemed to have been insolvent. The Company has no capital resources. Given the Company's "blank check" status, the Company believes that its only realistic source of capital is private placements of its common stock sold to accredited investors with experience in investing in high risk entities of this sort. Given the limited options for capital available to the Company, there can be absolutely no assurance that the Company will be able to survive as a viable entity.

Capital Expenditures

The Company did not have any material commitments for capital expenditures during the six months ended October 31, 2002.

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

Dated: December 13, 2002

               Orion Diversified Technologies, Inc.

               By: /s/Irwin Pearl
                   ___________________________________
                   Irwin Pearl, President




                                 CERTIFICATIONS


I, Irwin Pearl , the Registrant's Chief Executive and Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Orion Diversified Technologies, Inc.,

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002

/s/ Irwin Pearl
President