Form 10QSB
period 2003-01-31
ORION DIVERSIFIED TECHNOLOGIES INC
filed 2003-03-21
CIK 32284

U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

                 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR

                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2003

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

                 Common Stock, $.01 Par Value, 3,857,397 shares



                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                          Index to financial Statements

INDEPENDENT AUDITORS' REPORT

PART I       FINANCIAL INFORMATION

  ITEM 1     Financial Statements

             Balance sheet as of and January 31, 2003

             Results of operations for the nine months ended
              January 31, 2003 and 2002

             Statements of cash flows for the nine months ended
              January 31, 2003 and 2002

             Notes to financial statements

  ITEM 2     Management's Discussion and Analysis of
              Financial Condition and Results of Operations



                               BLOOM & Co., LLP.
                          50 CLINTON STREET, SUITE 502
                              HEMPSTEAD, NY 11550
                                  516 486-5900
                                  516 486-5476


                          ACCOUNTANT'S REVIEW REPORT

Board of Directors
Orion Diversified Technologies, Inc.
Long Beach, New York


We have reviewed the accompanying balance sheet of Orion Diversified Technologies, Inc. , as of January 31, 2003 , and the related statements of operations, and cash flows for the nine months ended January 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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



Bloom & Co., LLP.
Hempstead, New York
March 15, 2003





                      ORION DIVERSIFIED TECHNOLOGIES, INC.

                                  BALANCE SHEET
                                JANUARY 31, 2003
                                   (Unaudited)



Assets:


Current Assets:

     Cash                                                       $   12,643
                                                                   -------
       Total current assets                                         12,643
                                                                   -------
       Total assets                                                 12,643
                                                                   =======

Liabilities and Stockholders' Equity

Current Liabilities:

     Due to former officer                                          50,000
     Accounts payable and accrued expenses                           6,671
     Loan Payable                                                      100
                                                                  --------
                                                                    56,771
                                                                  --------
Stockholders' Equity

     Common Stock, par value $.01 per share,
      authorized 10,000,000 shares, issued
      and outstanding 3,857,397 shares                             38,669
     Paid-in capital                                               94,537
     Deficit                                                     (177,334)
                                                                  -------
       Total stockholders' equity                                ( 44,128)
                                                                  -------
Total liabilities and stockholders' equity                       $ 12,643
                                                                  =======


See accompanying notes.




                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS
                         THE NINE MONTHS ENDED JANUARY 31,
                                   (Unaudited)



                                                    2003              2002
                                                    ----              ----



Revenues                                        $     --           $      --

Costs and Expenses:

     General and administrative                   42,859                 300
                                                 -------             -------

       Total costs and expenses (Income)          42,859                 300
                                                 -------             -------

       Net Loss before extraordinary loss        (42,859)            (   300)

Extraordinary item:
Forgiveness of debt                               48,862                  --
                                                 -------             -------
  Net income after extraordinary item           $  6,003            $(   300)
                                                 =======             =======


Basic and diluted net income per share             N/A                 N/A
                                                   ====               ====

Weighted average number of common shares        3,857,397          1,847,397
                                                =========          =========


See accompanying notes.



                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS
                      FOR THE NINE MONTHS ENDED JANUARY 31,
                                   (Unaudited)



                                                         2003             2002
                                                         ----             ----

Cash flow from operating activities:

     Net Income (Loss)                              $   6,003         $  ( 300)

Adjustments to reconcile net loss
  to net cash provided by operating activities
Changes in assets and liabilities:
Accounts payable and accrued expenses                   2,382              300
Shares issued for services                              9,000               --
Forgiveness of debt                                   (73,862)              --
                                                      -------         --------
    Net cash provided by operations                   (56,477)             300
                                                      -------         --------

Cash flow from financing activities:

Loan payable                                          ( 2,500)              --
Shares issued for cash                                 10,000               --
Additional paid in capital                             40,000               --
                                                      -------         --------
  Net cash flow from financing activities              47,500               --
                                                      -------         --------

Net increase/decrease in cash                         ( 8,977)              --
Cash - beginning of period                             21,620               --
                                                      -------         --------
Cash - end of period                                $  12,643               --
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

For at least the last three fiscal years, the Company has essentially been a "shell" corporation with no assets and limited liabilities. During this period, the Company's management limited the Company's activities to seeking to consummate a business combination with a profitable privately owned company. Despite several attempts, no business combination was concluded by the Company during the four fiscal years ended and prior nine months ending January 31, 2003.

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

RESULTS OF OPERATIONS

During the nine months ended January 31, 2003 and 2002. respectively, the Company did not earn any revenues.

During the nine months ended January 31, 2003, all of the Company's expenses were attributable to keeping the Company current in its reporting obligation under the 34 Act, its tax and good standing obligations to the State of New Jersey, the payment of transfer agent fees and incidental overhead expenses.

The  Company  did not  conduct  any  research  and  development  or selling  and marketing activities in the nine months ended January 31, 2003 and 2002, respectively. The Company is not currently conducting any research and development or selling and marketing activities.

During the year 10,000 shares were issued to the Mr. Irwin Pearl in exchange for services rendered.

During the nine months ended January 31, 2003 and 2002, the Company recognized net income of $6,003 and a loss of $300, respectively. The net income was entirely attributable to an extraordinary item comprised of the forgiveness of $48,862 in debt due to a former officer, Joseph Petito. The forgiveness was consumated in connection with the change of control of the Company reported in the Company's Form 10KSB for the fiscal year ended April 30, 2002.

The future of the Company is entirely dependent on management's ability to locate, negotiate and consummate a business combination with a business combination partner; and that entities ability to establish or sustain profitable operations, of which there can be absolutely no assurance whatsoever.

ITEM 2. Management's Discussion and Analysis of Plan of Operations (continued)

The Company is authorized to issue up to 10,000,000 shares of its Common Stock. As of March 15, 2003, there were 3,857,397 shares of the Company's Common Stock issued and outstanding.

Financial Condition

During the nine months ended January 31, 2003, the Company had net assets of $12,643 and current liabilities of $56,771. Accordingly, and for this period, the Company may be deemed to have been insolvent. The Company has no capital resources. Given the Company's "blank check" status, the Company believes that its only realistic source of capital is private placements of its common stock sold to accredited investors with experience in investing in high risk entities of this sort. Given the limited options for capital available to the Company, there can be absolutely no assurance that the Company will be able to survive as a viable entity.

Capital Expenditures

The Company did not have any material commitments for capital expenditures during the nine months ended January 31, 2003.

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

Dated: March 15, 2003

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

Date: March 15, 2003

/s/ Irwin Pearl
Chief Executive Officer and President


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

Date: March 15, 2003

/s/ Irwin Pearl
Chief Financial Officer