Form 10KSB
period 2003-04-30
ORION DIVERSIFIED TECHNOLOGIES INC
filed 2003-07-29
CIK 32284

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

                    FOR THE FISCAL YEAR ENDED APRIL 30, 2003


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


                 630 Shore Road, Suite 505, Long Beach, NY 11561
               (Address of Principal Executive Offices) (Zip Code)

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

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of July 24 2003, was approximately:$2,182,676

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

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

    2.   The November 30, 2001 Option Agreement

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

The Option Agreement provided that the closing of the Option and the Option Holder's exercise of the Option were subject to the following conditions precedent:

1. Petito's execution and delivery of a written Settlement Agreement with the Registrant where in Petito agreed to accept $75,000 in full compromise and settlement of the Registrant's $123,862 obligation to Petito for accrued and unpaid compensation ($78,000) and advances to the Registrant ($45,862). The Settlement Agreement also provided for the Registrant's payment of $25,400 to settle all existing liabilities appearing on its financial statements. Petito agreed to personally assume all liabilities in excess of $25,400; and

2. The delivery to the Option Holder of evidence of the Registrant's filing with the Securities and Exchange Commission of a Form 10-KSB for the fiscal year ended April 30, 2001; and

3. The delivery to the Option Holder of evidence of the Registrant's filing with the Securities and Exchange Commission of a Form 10-QSB for the three months ended July 31, 2001, and October 31, 2001; and

4. The delivery to the Option Holder of the resignations of Irwin Lampert and Petito as an executive officers and directors of the Registrant; and

5. The delivery to the Option Holder of a form of general release of the Registrant from David and Harry Sackler and The Sackler Group II, Inc.

On November 30, 2001, Messrs. Petito and Lampert resigned as executive officers and directors of the Registrant in favor of Irwin Pearl as President, and Thomas
F. Regan as Secretary, Chief Financial Officer and Vice President.

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

The Registrant's address is 630 Shore Road, Suite 505, Long Beach, NY 11561, and its telephone and facsimile numbers are (516) 431-1942 and (516) 431-1907, respectively.

Recent Developments

The August 2002 Private Placement

On August 1, 2002, the Registrant conducted a private offering of 1,000,000 shares of its common stock at $.05 per share pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended. The shares are part of the total of 2,000,000 shares sold and issued in order to provide the Company with working capital pending the consummation of a business combination with a private company. On August 1, 2002, Parthian Securities SA, a theretofore non-affiliated Swiss corporation purchased all 1,000,000 shares in consideration for $50,000.

The Delinquent State Tax Filings

On April 19, 2002, and in connection with the opening of a bank account in the State of New York, the Registrant filed a Designation for Service of Process with the New York State Department of Law under Section 359-e of the General Business Law of the State of New York. On August 15, 2002, the Registrant was notified by the State of New York that under Registrant's prior name, Electronic Transistors Corporation, the Registrant had registered to do business in the State of New York and was delinquent in corporate and withholding taxes, maintenance fees, activities returns, penalties and interest in the aggregate amount of $105,329.

On October 18, 2002, the Registrant advised the New York State Tax Department that the Registrant was not liable for a portion of the State's claims for taxes, interest and penalties because: (i) the State had failed to file a claim in the Registrant's had filed for on April 19, 1990, bankruptcy proceeding that terminated with the Registrant's discharged on June 2, 1992; and (ii) the Registrant did not conduct business in the State of New York from 1992 through 2002.

On January 31, 2003, the Registrant: (i) filed a tax amnesty application for the three fiscal years ended April 30, 1995, and paid $6,171.67 in tax and amnesty interest payments; (ii) filed non-amnesty corporate tax returns for the eight fiscal years ended April 30, 2002, and paid $3,483.84 in tax, interest and penalties; and (iii) filed assessment payments of $372.65 for the six fiscal years ended April 30, 2001. The foregoing are collectively referred to as the "Tax Filings."

On May 27, 2003, and in response to verbal comments, that the Registrant must furnish evidence to New York State Department of Taxation and Finance Bankruptcy Section that: (i) Orion filed for bankruptcy; (ii) the bankruptcy plan was confirmed; (iii) the bankruptcy case was closed; and (iv) the Matrixes showing that New York State was notified of the bankruptcy, the Registrant supplied all of the requested documents to New York State.

Accordingly,  the Registrant  believes that as a result of: (i) the Tax Filings:
(ii) New York State's failure to perfect its claims acting a legal bar to New York State's continued pursuit of any claim against the Registrant covered by the bankruptcy proceeding; and (iii) the Registrant's not having conducted business in the State of New York from 1992 through 2002, the Registrant has no further tax, interest or penalty obligation or liability to the State of New York.

Action by Consent

On June 2, 2003, and subsequent to the fiscal year covered by this Report, the Registrant's Board of Directors and the holders of 61% of the issued and outstanding shares of the Registrant's common stock adopted resolutions by consent pursuant to Section 14A:5-6 the New Jersey Statutes Annotated in lieu of a meeting of the shareholders of the Registrant (the "Consent"). In the Consent, the Registrant's Board of Directors was authorized to take the following actions without further vote or action by the stockholders of the Registrant:

1. Business Combination. The negotiation and consummation a reverse merger business combination with Ovale S.A., a non-affiliated Swiss corporation ("Ovale"), wherein all of the issued and outstanding shares of Ovale's common stock, $.01 par value per share, shall be acquired by the Registrant solely in exchange for the issuance of an aggregate of 5,900,000 authorized but unissued shares of the Registrant's common stock;

2. Amendment to Certificate of Incorporation. The Registrant's Certificate of Incorporation shall be amended to effectuate: (i) an increase in the number of shares of common stock, $.01 par value per share, which the Registrant is authorized to issue from 10,000,000 to 20,000,000; (ii) the creation of an authorized class of 2,000,000 shares of Preferred Stock, $.01 par value per share (the "Preferred Stock") and the granting to the Registrant's Board of Directors the authority, without further action by the stockholders of the Registrant to provide for the issuance of the shares of Preferred Stock in series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof; and (iii) authorizing the Registrant's Board of Directors to change the name of the Registrant to Ovale, Inc. or such other name as the Board of Directors deems reasonable;

3. Private Offerings. A private offering placement under Regulation S under the Securities Act of 1933, as amended (the "Act") of up to an aggregate of 1,000,000 authorized but unissued shares of the Registrant's common stock at $1.50 per share, which shares shall be restricted securities as that term is defined under the Act. A second private offering under Regulation S and/or Rule 506 of Regulation D under the Act of up to an aggregate of 250,000 authorized but unissued shares of the Registrant's common stock at $1.50 per share, which shares shall be restricted securities as that term is defined under the Act;

4. Stock Option Plan. The adoption of a 2003 Long Term Incentive Plan wherein an aggregate of 2,000,000 authorized but unissued shares of the Registrant's common stock are reserved for issuance of option under the plan;

5. Election of Directors. Granting to the existing Board of Directors the authority to elect Vladimir Fabert and Gilles Neveau, the two principal executive officers of Ovale, as Directors of the Registrant;

6. Ratification of Auditors. Ratifying the Board of Directors selection of Bloom & Co, LLP as independent auditors to examine the financial statements of the Registrant for the fiscal year ending April 30, 2003; and

7. Ratification of Officers Actions. Ratifying the acts and actions of the Registrant's management since the last annual meeting of the shareholders of the Registrant in 1994.

(b)  Business of the Registrant

For at least the last three fiscal years, the Registrant has essentially been a "shell" corporation with no assets and limited liabilities. During this period, the Registrant's management limited the Registrant's activities to seeking to consummate a business combination with a profitable privately owned company. Despite several attempts, no business combination was concluded by the Registrant during the three fiscal years ended April 30, 2003.

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

The Registrant will attempt to identify and negotiate with a business target for the merger of that entity with and into the Registrant. In certain instances, a target company may wish to become a subsidiary of the Registrant or may wish to contribute or sell assets to the Registrant rather than to merge. No assurances can be given that the Registrant will be successful in identifying or negotiating with any target company. The Registrant seeks to provide a method for a foreign or domestic privately owned company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

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

Conflicts of Interest--General. The Registrant's two officers and directors participate in other business ventures which may compete directly with the Registrant. Although none are anticipated, conflicts of interest and non-arms length transactions may also arise in the future. Management does not anticipate that the Registrant will seek a merger with, or acquisition of, any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest. See "ITEM
9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the 34 Act.

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

Unresolved Contingent Liability May Delay or Preclude Acquisition. Until and unless the Registrant receives a written release from the New York State Department of Taxation and Finance that the Registrant is no longer liable for any unpaid taxes, penalties and interest, the Registrant will be obligated to carry the unpaid obligation as a contingent liability on its financial statements. Such a course of action may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Registrant.

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

ITEM 2. DESCRIPTION OF PROPERTY

Rental Premises. The Registrant has been dormant since 1997. Accordingly, and during the fiscal year ended April 30, 2000, through November 30, 2001, the Registrant utilized its former Chairman's office on a rent free basis to receive mail. During the fiscal year ended April 30, 2003, and through the date of this Report, the Registrant had no properties nor did it enter into any agreement or arrangements to acquire any properties. On December 1, 2001, the Registrant relocated its executive offices to 630 Shore Road, Suite 505, Long Beach, NY 11561 on a temporary basis. The Registrant has the use of approximately 100 square feet of space rent free on a month to month basis. The Registrant's temporary space is adequate for the Registrant's present needs, and its management expects that the Registrant will continue this arrangement until the completion of an acquisition or merger.

ITEM 3. LEGAL PROCEEDINGS

Since the consummation of the Plan of Reorganization on June 2, 1992, no material legal proceedings have ever been pending against the Registrant. As of the date of this Report, no legal proceedings have been threatened against or settled by the Registrant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Neither during the fourth quarter of the fiscal year ended April 30, 2003, nor at any time since August 15, 1994, did the Registrant conduct an Annual Meeting of its stockholders pursuant to definitive proxy materials under Regulation 14 A under the 34 Act, or otherwise.

On June 2, 2003, the Registrant's Board of Directors and the holders of 61% of the issued and outstanding shares of the Registrant's common stock adopted resolutions by consent pursuant to pursuant to Section of 14A:5-6 the New Jersey Statutes Annotated in lieu of a meeting of the shareholders of the Registrant. The actions taken by consent are summarized in Item 1 of this Report under the sub-caption "Action by Consent".

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

                               HIGH                   LOW
                               --------------------------
Fiscal 2002:

FIRST QUARTER
May 1st thru
July 31, 2001                 1.01                     .11

SECOND QUARTER
August 1st thru
October 31, 2001              .20                      .10

THIRD QUARTER
November 1st thru
January 31, 2002              .23                      .10

FOURTH QUARTER
February 1st thru
April 30, 2002                .23                      .19

Fiscal 2003:

May 1st thru
July 31, 2002                 .45                      .20

SECOND QUARTER
August 1st thru
October 31, 2002              .45                      .24


THIRD QUARTER
November 1st thru
January 31, 2003              2.16                     .25

FOURTH QUARTER
February 1st thru
April 30, 2003                1.95                    1.50
(b) Holders.

As of April 30, 2003, the approximate number of holders of record of shares of the Registrant's Common Stock,$.01 par value per share, the Registrant's only class of trading securities, was believed by management to be as follows:

            Title of Class                           Number of Record Holders

            Common Stock, $.01 par                            311

Management believes there are many shareholders whose securities are held in street name with various brokerage houses. The exact number of shareholders is unknown to the Registrant.

(c) Dividends.

The Registrant has paid no dividends during the fiscal years ended April 30, 2002, and April 30, 2003. Other than the requirements of the New Jersey Business Corporation Act that dividends be paid out of capital surplus only and that the declaration and payment of a dividend not render the Registrant insolvent, there are no restrictions on the Registrant's present or future ability to pay dividends.

The payment by the Registrant of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Registrant's earnings, its capital requirements, and its financial conditions, as well as other relevant factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Private  Securities  Litigation  Reform Act of 1995  contains  "safe harbor"
provisions regarding forward-looking statements. Except for historical information contained herein, the matters discussed in the Liquidity and Capital Resources section below contain potential risks and uncertainties including, without limitation, risks related to the Registrant's ability to successfully identify potential merger partners, retain key employees and settle any outstanding debts. The Registrant will need to attract partners in order to execute its revised business strategy, and there can be no assurance that the Registrant will be successful in attracting such partners.

Results of Operations

During the two fiscal years ended April 30, 2003, and 2002, the Registrant had discontinued all operations and did not earn any revenues.

During a portion of 2002, the Registrant's general and administrative expenses were due to the Registrant's President, Joseph Petito, allowing the Registrant to operate on a rent-free basis in the premises of a privately owned entity controlled by Mr. Petito's family. Commencing on November 30, 2001, the Registrant's general and administrative expenses were entirely attributable to keeping the Registrant current in its reporting obligation under the 34 Act, its tax and good standing obligations to the State of New Jersey, the payment of transfer agent fees and incidental overhead expenses.

The Registrant did not conduct any research and development or selling and marketing activities in the two fiscal years ended April 30, 2003, and 2002. The Registrant is not currently conducting any research and development or selling and marketing activities.

During the two fiscal years ended April 30, 2003, and 2002, the Registrant recognized a net income/loss of $11,775 and $(4,019), respectively. The net income was attributable to the forgiveness of debt of a former officer. The net losses were principally the result of accrued franchise tax obligations, professional fees and related overhead expenses. The amount of general and administrative expenses in 2003 and 2002 were $37,087 and $4,019, respectively. Because of collection time-limitations provided in the federal tax laws, prior periods payroll taxes are no longer a liability of the Registrant. The
Registrant does not anticipate sales of any products or service in the foreseeable future other than those of a potential merger partner.

During the fiscal year ended April 30, 2003, the Registrant experienced a $33,068 or 823% increase in general and administrative expenses. This increase was principally attributable to expenses pertaining to professional services. During the two fiscal years ended April 30, 2003, the economic viability of the Registrant was and continues to be entirely dependent upon the Registrant's ability to raise capital through private offerings and the consummation of a business combination.

During a portion of the fiscal year ended April 30, 2002, and to maintain its existence, the Registrant used the facilities of its former Chairman and Chief Executive Officer Mr. Joseph Petito. On November 30, 2001, and as disclosed herein under Item 1, Mr. Petito entered into an option agreement with the James
T. Patten as Option Holder. Under the option agreement, the Option Holder was given the right to purchase all of the Option Shares owned by Mr. Petito. On the same day, Mr. Petito and Mr. Irwin Lampert resigned as executive officers and directors of the Registrant in favor of Mr. Irwin Pearl and Mr. Thomas F. Regan as President, Secretary and Chief Financial Officer and Vice President, respectively. Pursuant to the terms and conditions of the agreement, the Registrant commenced a best efforts private offering of 3,000,000 shares of its common stock at $.05 per share. During the fiscal year ended April 30, 2003, and as hereinafter indicated in Item 12, the Registrant sold an aggregate of 2,000,000 shares to Parthian Securities SA (1,000,000 shares), Grove Partners (500,000 shares) and Gable International Investments, Ltd. (500,000 shares). The proceeds from these sales were utilized to pay the Registrant's accrued general and administrative expenses. The right to acquire the Option Shares was assigned to seven non-affiliated individuals and an entity who subsequently exercised the same on or about March 31, 2002. As a result of the foregoing, the Registrant underwent a change of control. The future of the Registrant is entirely dependent on management's ability to secure a business combination partner or establish profitable operations.

Financial Condition

In 1997, the Registrant changed its direction from investment in real estate to finding a merger partner.

As of April 30, 2002, the Registrant did not have any cash. As of April 30, 2003, and principally as a result of the Registrant's private placement of 1,000,000 shares at $.05 per share, the Registrant has cash of $4,861. After the balance sheet date the merger occurred resulting in the placement of an additional 1,000,000 shares with Parthian Securities SA.

The Registrant's current liabilities of $52,217 as of April 30, 2003, includes $50,000 due to a former officer, which represents $73,862 or 60% decrease from the Registrant's current liabilities as of April 30, 2002. The decrease was entirely attributable to the Registrant's settlement with Joseph Petito and the payment of accrued professional fees and expenses. The current liabilities decreased by $73,862 from $123,862 on April 30, 2002 to $50,000 on April 30,
2003. The reason for the decrease was due to the forgiveness of debt by the former officer in the amount of $48,862 and a payment to the former officer of $25,000.

The Registrant is authorized to issue up to 10,000,000 shares of its Common Stock. As of April 30, 2003, there were 3,857,397 shares of the Registrant's Common Stock issued and outstanding, and increase of 1,010,000 shares from April 30, 2002.

Employees

Other than the non compensated officers of the Company there are no other employees.

Capital Expenditures

The Registrant did not have any material commitments for capital expenditures at April 30, 2003 or 2002.

Effects of Inflation

The Registrant believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Registrant's financial position or operating results.

ITEM 7. FINANCIAL STATEMENTS

Financial statements meeting the requirements of Item 310 of Regulation S-B, for the two fiscal years ending April 30, 2003 and 2002 were audited by Bloom & Co. LLP.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE 34 Act

(a) Identify Directors and Executive Officers.

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors of the Registrant; (2) all positions and offices with the Registrant held by each such person; (3) the term or office of each person named as a director; and 4) any period during which he or she has served as such:

                       Duration and
                       Date of           Position &                Age and
                       Expiration of     Office with               Director
Name                   Present Term      Registrant                Since
--------------------------------------------------------------------------------


Irwin Pearl            One year
                       Next Annual       President and             60, 11/30/01
                       Meeting           Director

Thomas F.
Regan                  One year
                       Next Annual       Vice President            54, 11/30/01
                       Meeting           and Director


Joseph Petito (1)      Next Annual       Former President,         82, 3/31/83
                       Meeting           Chief Executive
                                         Officer and Chief
                                         Financial Officer

Irwin Lampert (1)      Next Annual       Former Vice President,    62, 01/02/95
                       Meeting           Secretary
                                         and Director (1)
--------------------------

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

(4) Business Experience

The following is a brief account of the experience of each director and executive officers of the Registrant:

IRWIN PEARL. Mr. Pearl was elected as the Registrant's President, Secretary and Chief Financial Officer on November 30, 2001. Simultaneously therewith and since November 6, 2001, Mr. Pearl has been the President of E-Global Communications, Inc., a Nevada corporation engaged in the marketing and sale of direct response TV products and services in Latin America. Simultaneously therewith and from January 1998, to Mr. Pearl served as the Chief Operating Officer and a director of E-GlobalNet, Inc. (and its predecessors), a Delaware corporation and international distributor of "As Seen On TV" products in Hicksville, New York. Prior thereto since 1992, Mr. Pearl was President/Co-Chief Executive Officer and a director of PhaseOut of America, Inc. (OTCBB Symbol POUT) where he administered the re-development and clinical testing of that company's patented smoke cessation product. Prior thereto since 1984, Mr. Pearl was President and Chief Executive Officer of AquaSciences International, Inc. (NASDAQ AQSI); a company engaged in the development of proprietary water purification technologies for consumer applications. From 1970 to 1984, Mr. Pearl was the principal of Promotional Media, Inc., a company engaged in the publishing of traffic building continuity promotions for the leading supermarkets in the nation. In 1966, Mr. Pearl co-founded Jerome Irwin Advertising Agency; a retail-advertising agency that grew to become one of Long Island's largest, with annual billings reaching $50 million per year. Mr. Pearl is a charter member of the New Product Development Corporation, a consortium of business management executives, that helps inventors and product developers commercialize their products.

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

ITEM 10. EXECUTIVE COMPENSATION.

(a) General

     (1) through (7) All Compensation Covered. During the fiscal year ended April 30, 2003, no compensation was paid to, accrued or set aside for any executive officer or director of the Registrant.

(b) Summary Compensation Table

                                 SUMMARY COMPENSATION TABLE
                      Annual Compensation           Long-Term Compensation
                           Restricted    Securities
                           Stock       Underlying LTI
    Name         Year   Salary    Bonus   Other  Award(s)  Options     Pay


Joseph Petito    1999   $ -0-(1)  None    None   None       None       None
Joseph Petito    2001     -0-(1)  None    None   None       None       None
Joseph Petito    2002     -0-(1)  None    None   None       None       None
Irwin Pearl      2002     -0-(2)  None(2) None   None       None       None
Thomas Regan     2002     -0-     None    None   None       None       None
Irwin Pearl      2003     -0-     None    None   None       None       None
Thomas Regan     2003     -0-     None    None   None       None       None
-----------------

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

     (c) Option/SAR Grant Table. During the fiscal year ended April 30, 2003, the Registrant made no grants of stock options or freestanding SAR's.

     (d) Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table. No stock options or freestanding SAR's are issued or outstanding. Accordingly, and during the fiscal year ended April 30, 2003, no stock options or freestanding SAR's were exercised. Notwithstanding the foregoing, an aggregate of 1,000,000 shares of the Registrant's Common Stock, $.01 par value per share continue to be reserved for issuance pursuant to the Registrant's long-term incentive plan adopted by the Registrant's Board of Directors in August, 1990, but never ratified and approved by the Registrant's stockholders. On June 2, 2003, and in the Consent, a majority of the Registrant's stockholders ratified and approved the 2003 Long Term Incentive Plan wherein an aggregate of 2,000,000 authorized but unissued shares of the Registrant's common stock are reserved for the issuance of option and other awards under such Plan.

     (e) Long-Term Incentive Plan ("LTIP") Awards Table. During the fiscal year ended April 30, 2003, the Registrant made no LTIP awards.

     (f) Compensation of Directors. (1) and (2). During the fiscal year ended April 30, 2003, no director of the Registrant received any compensation, whether pursuant to any standard or other arrangement or otherwise.

     (g) Employment Contracts and Termination of Employment, and Change-in Control Arrangements. (1) and (2). No executive officer, director or employee of the Registrant is serving pursuant to the terms of a written employment or other compensation agreement, understanding or arrangement with the Registrant; and no such agreement was entered into during the fiscal year ended April 30, 2003.

     (h) Report on Repricing of Options/SAR's. No stock options or freestanding SAR's are issued or outstanding. Accordingly, and during the fiscal year ended April 30, 2003, no stock options or freestanding SAR's were repriced.

     (I) Mr. Petito resigned effective November 30, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Security Ownership of Certain Beneficial Owner. The information is furnished as of June 30, 2003, as to the number of shares of the Registrant's Common Stock, $.01 par value per share, owned beneficially, or known by the Registrant to own beneficially, more than 5% of any class of such security:

Name and Address               Amount and Nature
of Beneficial                    of Beneficial
Owner                             Ownership           Percentage of Class

Parthian Securities SA
36 Blvd. Helvetique
CH-1207 Geneva
Switzerland                        1,000,000                   26%

Grove Partners
266 Cedar Street
Cedar Grove, NJ 07009                500,000                   13%

Gable International
Investments, Ltd.
PO Box 3152 Road Town
Toftola, British Virgin Islands      500,000                   13%

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

Name and Address                Amount and Nature
of Beneficial                     of Beneficial
Owner                                Ownership             Percentage of Class

Irwin Pearl
25 Nantwick Street
Lido Beach, NY 11561                 10,000                         -%

Thomas Regan
15 Lincoln Street
Roseland, NJ 07068                   28,500                         - %

All Officers
And Directors
as a Group of
two persons                          38,500                         -%

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


On November 30, 2001, Messrs. Petito and Lampert resigned as executive officers and directors of the Registrant in favor of Irwin Pearl as President and Thomas
F. Regan as Secretary and Chief Financial Officer.

On November 30, 2001, Petito executed the Settlement Agreement. On April 4, 2002, the Registrant settled all of its existing liabilities appearing on its financial statements. On March 7, 2002, the Registrant filed: (i) its Form 10-KSB for the fiscal year ended April 30, 2001; (ii) its Form 10-QSB for the three months ended July 31, 2001; and (iii) its Form 10-QSB for the six months ended October 31, 2001. On March 12, 2002, the Registrant filed its Form 10-QSB for the nine months ended January 31, 2002. On January 7, 2002, Petito delivered to the Option Holder the general releases from David and Harry Sackler and The Sackler Group II, Inc. On various dates between March 22, and March 26, 2002, the Option Holder assigned the Option Shares to seven non-affiliated individuals and an entity which subsequently exercised their pro-rata portion of the Option. Accordingly, and on March 12, 2002, the Registrant and the Option Holder complied with all of the requirements of the Option Agreement.

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

On November 30, 2001, Mr. Thomas F. Regan, purchased an aggregate of 101,500 issued and outstanding shares of the Registrant's common stock from Anita M. Petito, the non-affiliated and adult daughter of Joseph Petito in consideration for $10,500 or $.10 per share. On April 24, 2002, the Registrant issued and aggregate of 10,000 restricted shares of its common stock to Irwin Pearl, the Registrant's President, in consideration for services rendered to the Registrant. The fair market value of the shares was $2,000 or $.20 per share.

On January 15, 2002, the  Registrant  borrowed an aggregate of $2,500 from James
T. Patten. The loan was made pursuant to a written loan agreement payable within eight months and bearing interest at the rate of 10% per annum. The Registrant utilized the loan proceeds to satisfy accrued expenses and professional fees. On June 7, 2002, the Registrant borrowed an aggregate of $10,000 from James T. Patten. The loan was made pursuant to a written loan agreement payable within three months and bearing interest at the rate of 10% per annum. The Registrant utilized the loan proceeds to satisfy accrued expenses and professional fees. Both loans were repaid during the fiscal year ended April 30, 2003.

On June 2, 2003, Messrs. Pearl and Regan, each executive officers and directors of the Registrant, and the record or beneficial owners of 10,000 and 28,500 shares, respectively, participated in the Consent by voting their shares in favor of the matters discussed in this Report in Item 1 under the sub-caption "Action by Consent".

Except for the foregoing and during the fiscal year ended April 30, 2003, and April 30, 2002, no officer, director or relative or spouse of the foregoing persons or any relative of such person who has the same home as such person, or is a director or other officer of any parent or subsidiary of the Registrant or any shareholder known by the Registrant to own of record or beneficially more than five (5%) percent of the Registrant's Common Stock, had a direct or indirect material interest in any transaction or presently proposed transaction to which the Registrant or any of its parents or subsidiaries was or is a party.

     (c) Parents. The following individuals and entities may be deemed to be parents of the Registrant as at April 30, 2003: (i) Parthian Securities SA, a Swiss corporation that is the record and beneficial owner of an aggregate of 1,000,000 shares of the Registrant's Common Stock; (ii) Grove Partners, a New Jersey general partnership that is the record and beneficial owner of an aggregate of 500,000 shares of the Registrant's Common Stock; and (iii) Gable International Investments, Ltd., a British Virgin Islands corporation that is the record and beneficial owner of an aggregate of 500,000 shares of the Registrant's Common Stock.

     (d) Transactions with Promoters. Inapplicable.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

No Form 8-K was filed in the fiscal year ended April 30, 2003.

Exhibit 99.1 and 99.2 - Certifications


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Long Beach, State of New York, on July 28, 2003.


ORION DIVERSIFIED TECHNOLOGIES, INC.

BY:

/s/Irwin Pearl
Irwin Pearl, President


Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in their capacities and on the dates indicated have signed this report below.


/s/Irwin Pearl
Irwin Pearl, Director
Dated: July 29, 2003
Long Beach, New York

/s/Thomas Regan
Thomas Regan, Director
Dated: July 29, 2003
Long Beach, New York

                                  EXHIBIT 99.1

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Irwin Pearl, the Registrant's Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Orion Diversified Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 3a-15(f) and 15d-15(f)) for the Registrant and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          c) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d) Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors:

          a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

Date: July 29, 2003

/s/Irwin Pearl
Chief Executive Officer



I, Thomas Regan, the Registrant's Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Orion Diversified Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 3a-15(f) and 15d-15(f)) for the Registrant and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          c) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d) Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors:

          a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

Date: July 29, 2003

/s/Thomas Regan
Chief Financial Officer



                                  EXHIBIT 99.2

                        Orion Diversified Services, Inc.;
                      CERTIFICATION PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Orion Diversified Services, Inc. on Form 10-KSB for the fiscal year ended April 30, 2003, as filed with the Securities and Exchange Commission on July 29, 2003 (the "Report"), the undersigned, in the capacities and on the dates indicated below, each hereby certify pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Certified Services, Inc.

Date: July 29,2003

/s/Irwin Pearl
Chief Executive Officer

Date: July 29,2003

/s/Thomas Regan
Chief Financial Officer


Note: The certification the registrant furnishes in this exhibit is not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Registration Statements or other documents filed with the Securities and Exchange Commission shall not incorporate this exhibit by reference, except as otherwise expressly stated in such filing.





                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Orion Diversified Technologies, Inc.
Long Beach, New York


We  have  audited  the   accompanying   balance  sheets  of  Orion   Diversified
Technologies, Inc. as of April 30, 2003, and the related statements of operations, changes in stockholders' equity, and cash flows for the two years ended April 30,2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used, and significant estimates made, by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orion Diversified Technologies, Inc. as of April 30, 2003, and the results of its operation, changes in stockholders' equity and its cash flows for the two years ended April 30, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note7 to the financial statements, the Company has incurred losses from operations for several years and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Bloom & Co. LLP
Hempstead, New York
July 28, 2003



                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                                  BALANCE SHEET

                                  April 30,2003

                                     Assets
Current Assets:
       Cash                                                $   4,861
                                                             -------
        Total Assets                                       $   4,861
                                                             =======

        Liabilities & Stockholders Equity

Current Liabilities:
       Accounts Payable and Accrued Expenses                   2,117
       Loan payable                                              100
       Due to former officer                                  50,000
                                                             -------
       Total Liabilities                                      52,217
                                                             -------

Stockholders Equity:
    Common Stock, par value $.01 per share,
     authorized 10,000,000 shares, issued
       and outstanding 3,857,397 shares                       38,569
       Paid-in Capital                                        85,637
       Deficit                                              (171,562)
                                                             -------
       Total Stockholders Equity                            ( 47,356)
                                                             -------
Total Liabilities & Stockholders Equity                    $   4,861
                                                             =======


The accompanying notes are an integral part of these financial statements.



                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS
                     THE YEARS ENDED APRIL 30, 2003 AND 2002

                                                  2003                    2002
                                                  ----                    ----
INCOME
Revenues                                     $       --              $      --

Costs & Expenses:

     General & Administrative                    37,087                  4,019
                                               --------                -------
      Total costs and expenses                   37,087                  4,019
                                               --------                -------
       Total Costs & Expenses                    37,087                  4,019
                                               --------                -------
Net loss before extraordinary item               37,087                  4,019

Extraordinary item:
Forgiveness of debt                              48,862                     --

Income taxes:
     Current                                         --                     --
     Tax benefit                                     --                     --
                                               --------                -------
     Net Income (loss)                        $  11,775              $(  4,019)
                                               ========                =======

Earnings per share:

Net income (loss)
Basic                                             N/A                    N/A
                                                  ===                    ===
Diluted                                           N/A                    N/A
                                                  ===                    ===

Weighted Average Number of
  Common Shares outstanding                   3,578,602              1,969,650
                                              =========              =========

The accompanying notes are an integral part of these financial statements.


                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
                   FOR THE YEARS ENDED APRIL 30, 2003 AND 2002

                Common Stock     Warrants    Additional
                ------------     --------     Paid In   Accumulated
            Shares      Amount  Type  Number  Capital     Deficit     Total

Balance
05/01/01                         A    903,762
             1,847,397  $18,469  B    905,262  $ 3,737   $(179,318)  $(157,112)

Shares
issued for
cash         1,000,000   10,000  -          -   33,000           -      43,000

Warrants
expired             --       --  A    903,762       --           -          --
                                 B    905,262       --           -          --
Shares
issued for
services        10,000      100  -          -    8,900           -       9,000

Net loss             -        -  -          -        -     ( 4,019)    ( 4,019)
             ---------   ------  -    -------   ------     -------     -------
Balance                          A         --
04/30/02     2,857,397  $28,569  B         --  $45,637   $(183,337)  $(109,131)

Shares
issued for
cash         1,000,000   10,000  -         --   40,000           -      50,000

Net Income           -        -  -         --        -      11,775      11,775
             ---------   ------  -    -------   ------     -------     -------
Balance                          A         --
04/30/03     3,857,397  $38,569  B         --  $85,637   $(171,562)  $( 47,356)
             ---------   ------  -    -------   ------     -------     -------
             ---------   ------  -    -------   ------     -------     -------

The accompanying notes are an integral part of these financial statements.




                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS
                   FOR THE YEAR ENDED APRIL 30, 2003 AND 2002

                                                           2003           2002
                                                           ----           ----

Cash Flow from Operating Activities

           Net Income (Loss)                           $ 11,775       $( 4,019)

Adjustments to Reconcile Net Loss
To Net Cash Provided by (Used For)
Operating Activities
Shares issued for services                                   --           2,000
Changes in assets and liabilities:
Accounts payable and accrued expenses                  (  2,171)       ( 28,961)
Payment to former officer                              ( 25,000)             --
Forgiveness of debt                                    ( 48,863)             --
                                                       --------        --------
Net Cash Provided By (Used In)  Operations             ( 64,259)      (  30,980)
                                                       --------        --------

Cash Flow from Financing Activities
 Loan                                                  (  2,500)          2,600
 Shares issued for cash                                  10,000          10,000
 Additional paid in capital                              40,000          40,000
                                                       --------        --------
                                                         47,500          52,600
                                                       --------        --------

Net Increase/Decrease in Cash                          ( 16,759)         21,620
Cash - Beginning                                         21,620              --
                                                       --------        --------
Cash - Ending                                          $  4,861      $   21,620
                                                       ========        ========

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

For at least the last three fiscal years, the Company has essentially been a "shell" corporation with no assets and limited liabilities. During this period, the Company's management limited the Company's activities to seeking to consummate a business combination with a profitable privately owned company. Despite several attempts, no business combination was concluded by the Company during the four fiscal years ended April 30, 2003. Subsequent to the year end the Company has entered into a reverse merger agreement with a Swiss Company (See note 10)

Accordingly, the Company may be deemed to be a blank check company. As defined in Section 7(b)(3) of the Securities Act of 1933, as amended (the "Act"), a "blank check" company is a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or an acquisition with an unidentified company or companies and is issuing "penny stock" securities as defined in Rule 3(a)(51) of the Securities Exchange Act of 1934, as amended (the "34 Act"). The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies.



                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNT POLICIES


Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements, in conformity with the generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less, when purchased, to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values.

Inventories

The Company's policy is Accounting for Inventory is to use the First In First Out method. Property and Equipment

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


                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNT POLICIES (continued)

Stock-Based Compensation

The Company had adopted SFAS 123 and has adopted the amendments to SFAS 123 disclosure provisions required under SFAS 148. The Company will continue to account for stock-based compensation utilizing the intrinsic value method per Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. Under this policy:

1. Compensation costs are recognized as an expense over the period of employment attributable to the employee stock options.

2. Stocks issued in accordance with a plan for past or future services of an employee are allocated between the expired costs and future costs. Future costs are charged to the periods in which the services are performed.

Pursuant to the disclosure requirements of SFAS 148, the Company provides an expanded reconciliation for all periods presented Note 9.

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


NOTE 4 - COMMON STOCK PURCHASE WARRANTS

In accordance with the Plan of Reorganization, 903,762 and 905,262 redeemable Class A and Class B Purchase Warrants were issued between September 19, 1990, and December 30, 1990. Each warrant entitled the holder to purchase one "new" share of the Company's stock for each warrant that is exercised. The exercise price of the Class A and Class B Warrants are $2.50 and $3.50, respectively. The Board of Directors of the Company extended the expiration dates for both Classes of Warrants to December 31, 2000.

During the year ended April 30, 2002 the Board of Directors did not extend the option period and the options expired.

NOTE 5 - RELATED PARTY TRANSACTIONS

On June 2, 1990, the Board of Directors agreed to provide compensation to Mr. Petito, the Company's former president, at the rate of $1,500 per week. On May 2, 1994, Mr. Petito agreed to forego the $1,500 weekly compensation until the Company shows a significant upward trend in its results of operations.


Due to Officer

As of April 30, 2003, the amounts owed to the officer were:

              Due to officer                      $ 123,862
              Less:Forgiveness of debt             ( 48,862)
              Less: Amount paid                    ( 25,000)
                                                    -------
              Balance due officer                 $  50,000
                                                    =======


NOTE 6 - PRIVATE OFFERING

The future of the Company is dependent on new management's ability to secure a business combination partner or establish profitable operations.

On August 1, 2002, the Company conducted a private offering of 1,000,000 shares of its common stock at $.05 per share pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended. The shares are part of the total of 2,000,000 shares sold and issued in order to provide the Company with working capital pending the consummation of a business combination with a private company. On August 1, 2002, Parthian Securities SA, a theretofore non-affiliated Swiss corporation ("Parthian") purchased all 1,000,000 shares for $50,000.


NOTE 7. NET OPERATING LOSS CARRYFORWARDS

As of April 30,2003 the Company had NOLs of approximately $767,219. These NOLs and corresponding estimated tax assets, computed at a 35% tax rate, expire as follows:

        Year loss          Expiration           Loss         Estimated
        Incurred              Date             Amount        Tax Asset
        04/30

         1995                 2010          $  69,583        $  24,354
         1996                 2011             70,260           24,591
         1999                 2014                400              140
         2000                 2015                400              140
         2001                 2016             26,900            9,415
         2002                 2017              4,019            1,407
                                              -------          -------

          Total                             $ 171,562        $  60,047
                                              =======          =======

Under the provisions of SFAS 109, NOLs represent temporary differences that enter into the calculation of deferred tax assets. Realization of deferred tax assets associated with the NOL is dependent upon generating sufficient taxable income prior to their expiration.

Management believes that there is a risk that certain of these NOLs may expire unused and, accordingly, has established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, based on the historical trend in sales and profitability, the estimated tax assets and valuation allowance were $268,527, as of April 30, 2003. The Company believes it is likely that the benefit of these additional assets may not be realized in the future.

        Deferred tax assets:                             2003

        Net operating loss carryforwards             $ (60,047)
        Less: Valuation allowance                       60,047
                                                       -------
        Net deferred tax assets - current            $      --
                                                       =======

NOTE 8. GOING CONCERN BASIS AND FUTURE PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Orion has not realized any material revenues for the three years ended April 30, 2003, and the consolidated statement of retained earnings for the year ended April 30, 2003 reflect a retained deficit of $171,562. The Company also has been entirely supported by its majority shareholder. These factors raise substantial doubt about the Company's ability to continue as a going concern.


NOTE 9.  PLAN OF OPERATION

To maintain its existence, the Company had been using the facilities of its Chairman and CEO Mr. Joseph Petito on a rent free basis. On November 30, 2001, Mr. Petito entered into an option agreement with Mr. James T. Patten. Under the agreement, Mr. Patten has purchased all of the shares owned by Mr. Petito and his wife. On the same day, Mr. Petito and Mr. Irwin Lampert resigned as executive officers and directors of the Company in favor of Mr. Irwin Pearl and Mr. Thomas Regan. Mr. Petito has agreed to accept $75,000 as total settlement for his outstanding loan and accrued wages and expenses of $123,862 and forgive the balance with the completion of the private placement and Mr. Patten's exercise of his option, the Company has undergone a change of control. The future of the Company will then be dependent on new management's ability to secure a business combination partner or establish profitable operations.


NOTE 10 - SUBSEQUENT EVENT

On June 2, 2003, and subsequent to the fiscal year covered by this Report, the Registrant's Board of Directors and the holders of 61% of the issued and outstanding shares of the Registrant's common stock adopted resolutions by consent pursuant to pursuant to Section of 14A:5-6 the New Jersey Statutes Annotated in lieu of a meeting of the shareholders of the Registrant (the "Consent"). In the Consent, the Registrant's Board of Directors was authorized to take the following actions without further vote or action by the stockholders of the Registrant:

1. Business Combination. The negotiation and consummation a reverse merger business combination with Ovale S.A., a non-affiliated Swiss corporation ("Ovale") wherein all of the issued and outstanding shares of Ovale's common stock, $.01 par value per share, shall be acquired by the Registrant solely in exchange for the issuance of an aggregate of 5,900,000 authorized but unissued shares of the Registrant's common stock;

2. Amendment to Certificate of Incorporation. The Registrant's Certificate of Incorporation shall be amended to effectuate: (i) an increase in the number of shares of common stock, $.01 par value per share, which the Registrant is authorized to issue from 10,000,000 to 20,000,000; (ii) the creation of an authorized class of 2,000,000 shares of Preferred Stock, $.01 par value per share (the "Preferred Stock") and the granting to the Registrant's Board of Directors the authority, without further action by the stockholders of the Registrant to provide for the issuance of the shares of Preferred Stock in series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof; and (iii) authorizing the Registrant's Board of Directors to change the name of the Registrant to Ovale, Inc. or such other name as the Board of Directors deems reasonable;

3. Private Offerings. A private offering placement under Regulation S under the Securities Act of 1933, as amended (the "Act") of up to an aggregate of 1,000,000 authorized but unissued shares of the Registrant's common stock at $1.50 per share, which shares shall be restricted securities as that term is defined under the Act. A second private offering under Regulation S and/or Rule 506 of Regulation D under the Act of up to an aggregate of 250,000 authorized but unissued shares of the Registrant's common stock at $1.50 per share, which shares shall be restricted securities as that term is defined under the Act;

4. Stock Option Plan. The adoption of a 2003 Long Term Incentive Plan wherein an aggregate of 2,000,000 authorized but unissued shares of the Registrant's common stock are reserved for issuance of option under the plan;

5. Election of Directors. Granting to the existing Board of Directors the authority to elect Vladimir Fabert and Gilles Neveau, the two principal executive officers of Ovale, as Directors of the Registrant;

6. Ratification of Auditors. Ratifying the Board of Directors selection of Bloom & Co, LLP as independent auditors to examine the financial statements of the Registrant for the fiscal year ending April 30, 2003; and

7. Ratification of Officers Actions. Ratifying the acts and actions of the Registrant's management since the last annual meeting of the shareholders of the Registrant in 1994.

(b)  Business of the Registrant

For at least the last three fiscal years, the Registrant has essentially been a "shell" corporation with no assets and limited liabilities. During this period, the Registrant's management limited the Registrant's activities to seeking to consummate a business combination with a profitable privately owned company. Despite several attempts, no business combination was concluded by the Registrant during the three fiscal years ended April 30, 2003.