Form 10KSB/A
period 2003-04-30
ORION DIVERSIFIED TECHNOLOGIES INC
filed 2003-07-31
CIK 32284

U. S. SECURITIES
                                      AND
                               EXCHANGE COMMISSION
                                Washington, D.C.
                                      20549

                                  FORM 10-KSB/A
                                   (Mark One)

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

a) Exhibit

  99.1 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  99.2 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8K: During the last quarter of the fiscal year ended April 30, 2003, the Registrant did not file any Form 8-K Current Reports.


Item 14.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures

The Registrant maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officers of the Registrant concluded that the Registrant's disclosure controls and procedures were adequate.

(b) Changes in internal controls

The Registrant made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial Officers.


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


/s/Irwin Pearl
Irwin Pearl, Director
Dated: July 31, 2003
Long Beach, New York

/s/Thomas Regan
Thomas Regan, Director
Dated: July 31, 2003
Long Beach, New York





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