Form 10QSB
period 2003-07-31
ORION DIVERSIFIED TECHNOLOGIES INC
filed 2003-09-18
CIK 32284

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D. C. 20549

                                   Form 10Q-SB


(Mark One)

...X..Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2003

....... Transition  report under section 13 or 15(d) of the  Securities  Exchange
     Act  of  1934  for  the  transition  period   from____________________   to
     ______________________.


                           Commission File No: 0-23873


                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                     (Name of small business in its charter)

           New Jersey                                        22-1637978
           ----------                                        ----------
(State or other jurisdiction                         (IRS Employer Id. No.)
  of incorporation)

                 630 Shore Road, Suite 505, Long Beach, NY 11561
                (Address of Principal Office including Zip Code)

                    Issuer's telephone Number: (516) 431-1942




Applicable only to issuers involved in bankruptcy proceedings during the past five years:

     Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _ . No .

Applicable only to corporate issuers:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock, $.001 par value 4,061,532 shares at July 31, 2003.


     Transitional Small Business  Disclosure Format (Check one): Yes    NO  X



                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                    FORM 10-QSB - QUARTER ENDED JULY 31, 2003
                                      INDEX

                                                                       Page

PART I   FINANCIAL INFORMATION..........................................2

Item 1.  Financial Statements...........................................2
            Balance Sheets at July 31, 2003 and
            April 30, 2003..............................................3
         Statements of Operations for the
            Three Months Ended July 31, 2003 and July 31, 2002..........4
         Statements of Stockholders' Equity (Deficiency)
            for the Period April 30, 2003 through July 31, 2003.........5
         Statements of Cash Flows for the Three Months
            Ended July 31, 2003 and July 31, 2002.......................6
         Notes to Financial Statements..................................8
Item 2.  Management's Discussion and Analysis..........................10
Item 3.  Controls and Procedures ......................................11

PART II  OTHER INFORMATION.............................................11

Item 2.  Changes in Securities........................................ 11
Item 5            Other Information....................................12
Item 6.  Exhibits and Reports on Form 8-K..............................12

             SIGNATURES................................................12

             CERTIFICATIONS............................................13

             EXHIBITS..................................................15



PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     The unaudited balance sheet of the Registrant as of July 31, 2003, the audited balance sheet at April 30, 2003, and the unaudited statements of operations for the three months ended July 31, 2003 and July 31, 2002 follow. The financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.


                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                                 BALANCE SHEETS




                                               July 31,               April 30,
                                                 2003                   2003
                                             (unaudited)              audited
                                             -----------             ----------


Current assets:
       Cash                                  $     2,648          $     4,861
       Advance receivable                        253,080                   --
                                               ---------            ---------

         Total current assets                     255,728               4,861
                                               =========            =========

                Total assets                 $   255,728          $     4,861
                                               =========            =========



LIABILITIES and STOCKHOLDERS' EQUITY DEFICIENCY

Current liabilities:
    Accounts Payable and Accrued Expenses     $   14,183        $       2,217
    Due to Officer                                50,000               50,000
                                                  ------               ------
               Total current liabilities          64,183               52,217


Stockholders' equity (deficiency):
                                              $        -
     Common stock, $.01 par, 10,000,000
      shares authorized; 4,061,532 shares
      issued and outstanding on July 31, 2003
      and 3,857,397 at April 30, 2000              40,610              38,569

     Additional paid-in capital                   365,284              85,637
     Retained earnings(deficit)                  (214,349)           (171,562)
                                                  -------             -------
        Total stockholders' equity (deficiency)   191,545           (  47,356)
                                                  -------            --------

       Total liabilities and stockholders'
        equity (deficiency)                   $   255,728        $      4,861
                                                  =======            ========

                 See accompanying Notes to Financial Statements



                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                    Unaudited

                                                    Three Months Ended
                                                          July 31,
                                                   2003              2002
                                                   ----              ----



Revenue                                          $      -        $       -

Cost of revenue                                         -                -
                                                  -------          -------

Gross profit                                            -                -
                                                 --------          -------

General and administrative expenses:
    Professional fees                              41,685                -
    Other                                           1,102            1,381
                                                 --------          -------
                                                   42,787         (   1381)
                                                 --------         --------

Loss before taxes                                  42,787        (   1,381)
                                                 --------         --------

Forgiveness of Debt                                     -           48,862

Income tax expense:

    Current                                             -                -
    Deferred                                            -                -
                                                 --------         --------

Net gain/(loss)                               $   (42,787)        $ 47,481
                                                 ========          =======


Loss per share - basic and diluted            $   (0.01)           $ 0.02
                                                   =====             ====



Weighted average shares outstanding -
    basic and diluted3                         3,957,465        2,857,397
                                               =========        =========



                 See accompanying Notes to Financial Statements.



                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                FOR THE PERIOD MAY 1, 2002 THROUGH JULY 31, 2003





                            Common stock,      Additional   Retained
                              $.01  par         paid-in     earnings
                            Shares      Amount  capital     (deficit)     Total
                            ------      ------  -------     --------      -----



Balance, May 1, 2002,     2,857,397    $28,569  $45,637    $(183,337) $(109,131)

Issuance of common
 shares for-
    Cash                  1,000,000     10,000   40,000            -     50,000


Net gain                          -          -        -       11,775     11,775
                          ---------    -------   ------      -------    -------

Balance, April 30, 2003   3,857,397   $ 38,569 $ 85,637   $ (171,562) $ (47,356)

  (2003 unaudited)

Issuance of common stock
 for cash                   204,135      2,041  279,647            -    281,688

Net loss                          -          -        -      (42,787)   (42,787)
                          ---------     ------  -------     --------    -------
Balance, July 31, 2003    4,061,532   $ 40,610 $365,284    $(214,349)  $191,545
                          =========     ======  =======      =======    =======



                 See accompanying Notes to Financial Statements.



                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                                    Unaudited
                                   (Concluded)



                                               Three Months Ended July 31,
                                                 2003               2002
                                                -----               ----

Reconciliation of net loss to net cash
 provided by (used in) operating
   activities:

Net gain/(loss)                         $      (42,787)        $   47,481
                                               -------            -------

Adjustments to reconcile net loss to
 net cash provided by (used in)
 operating activities:

     Accounts payable                           11,966          (   2,786)
     Forgiveness of debt                             -           ( 48,862)
     Advances Receivable                     ( 253,080)                 -
                                             ---------           --------

         Total adjustments                  (  241,114)         (  51,648)
                                             ---------           --------

Net cash provided by (used in)
   operating activities                    $ (  283,901)     $ (    4,167)
                                              =========         =========


Supplemental schedule of non-cash financing activity:


    NONE



                 See accompanying Notes to Financial Statements.



                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS



                                                             (Unaudited)
                                                     Three Months Ended July 31,
                                                       2003                2002
                                                       ----                ----

Investing activities:

   Net cash used by investing activities                  -                  -
                                                   --------           --------
Financing activities:
    Proceeds from issuance of common stock          281,688                  -

    Loan payable                                          -            (15,000)
                                                   --------           --------
                                                          -                  -
                                                   --------           --------
     Net cash provided by financing activities      281,688            (15,000)
                                                   --------           --------

Increase (decrease) in cash, net                     (2,213)           (19,167)

Cash, beginning of period                             4,861             21,620
                                                  ---------            -------

Cash, end of period                            $      2,648          $   2,453
                                                  =========            =======


                 See accompanying Notes to Financial Statements.




                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                    Unaudited


Note 1 - Basis of Presentation

The interim financial statements included herein are presented in accordance with United States generally accepted accounting principles and have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and notes thereto of the Registrant included in its Form 10-KSB for the fiscal year ended April 30, 2003. Results of operations for the interim periods are not indicative of annual results.

For at least the last three fiscal years, the Registrant has not had any revenue from operations. During this period, the Registrant has been primarily involved in seeking a business combination with a profitable, privately-owned company. Accordingly, and despite the fact that management does not consider the Registrant to be a development stage company, it is possible that the Registrant could be considered to be a blank check company. As defined in Section 7(b) (3) of the Securities Act of 1933, as amended, a "blank check" company is one that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or an acquisition with an unidentified company or companies and is issuing "penny stock" securities as defined in Rule 3(a) (51) of the Securities Exchange Act of 1934, as amended, in that connection. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies.

Note 2 - Redirection of the Registrant's Activities

On May 9, 2003, and as previously reported in the Registrant's Form 8-K Current Report of even date, the Registrant entered into a Stock Exchange Agreement with Ovale S.A., a development stage Swiss corporation, wherein the Registrant agreed to acquire all of Ovale's issued and outstanding common stock solely in exchange for 5,900,000 shares of the Registrant's common stock, representing an approximate 60% equity interest (the "Exchange"). The Exchange is expected to be accounted for as a reverse acquisition. Pursuant to a May 20, 2003 agreement with Ovale and its principal stockholder more fully described in Item 5 of Part II of this Report, the Registrant advanced the sum of $253,080 to Ovale to fund the development of its business pending the closing of the Exchange. The repayment of the $253,080 was personally guaranteed by Ovale's principal stockholder.


Note 3 - Estimates and Assumptions

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following discussion contains forward-looking statements regarding the Registrant, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Registrant's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation, the Registrant's ability to successfully develop new products for new markets; the impact of competition on the Registrant's revenues, changes in law or regulatory requirements that adversely affect or preclude customers from using our products for certain applications, delays in our introduction of new products or services, and failure by us to keep pace with emerging technologies.

     When used in this discussion, words such as "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Registrant undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Registrant in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Registrant's business.

Three Month Periods Ended July 31, 2003 and 2002

Revenues. The Registrant had no revenues during either the three month period ended July 31, 2003 ("3M3") or the three month period ended July 31, 2002 ("3M2").

Cost of Revenues and Gross Profit (Loss). The Registrant had no cost of revenues or gross profit (loss) during either 3M3 or 3M2.

Expenses and Income Taxes. General and administrative expenses for 3M3 were $42,787compared to $1,381 for 3M2. This increase of $41,406 is consistent with the Registrant's focus toward becoming a candidate to acquire or merge with a profitable privately-held business operation. Accordingly, the Registrant's recurring administrative expenses are limited to: (i) professional fees (legal and accounting) associated with maintaining its reporting requirements, (ii) other ancillary expenses, and (iii) the payment of minimum franchise taxes.

Net Loss. The Registrant's 3M3 resulted in a net loss of $42,787 compared to net gain of $47,481 for 3M2. The average number of common shares outstanding in each period yielded a loss per share of $0.01 for 3M3 versus again of $0.02 for 3M2.

Liquidity and Capital Resources

At July 31, 2003, the Registrant did not have any significant cash or assets and had current liabilities of $64,183 and working capital of $191,545. MMM and Brentwood, the respective holders of 90.2% and 5.0% of the Registrant's common shares at July 31, 2003, have collectively provided all of the Registrant's operating and administrative expenses and office facilities since MMM's purchase of control of Registrant in March 2002. The continued economic viability of the Registrant is completely dependent upon management's consummation of the proposed reverse acquisition of Ovale. There can be absolutely no assurance that the Ovale acquisition will be consummated or that Ovale will prove to be a viable business entity.

ITEM 3. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

The Registrant maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial officers of the Registrant concluded that the Registrant's disclosure controls and procedures were adequate.

(b)  Changes in Internal Controls

The Registrant made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.


                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On various dates between April 4, 2003, and April 21, 2003, Parthian Securities SA, acted as placement agent for the Registrant in connection with the private sale of an aggregate of 204,135 authorized but restricted (i.e., unregistered) shares (the "Reg S Shares") of the Registrant's common stock at $1.50 per share (the "Placement"). The Placement generated gross proceeds of $306,202 and net proceeds of $281,688. The Placement was consummated pursuant to Regulation S under the Securities Act of 1933, as amended ("Reg S") through the sale of the Reg S Shares to four non-US Persons (as that term is defined under Reg S). Each certificate representing the Reg S Shares bore a standard form of restrictive legend and was the subject of a stop transfer order on the books and records of the Registrant's transfer agent. Parthian Securities SA, a Swiss corporation that is the record and beneficial owner of an aggregate of 1,000,000 shares of the Registrant's Common Stock and representing a 26% equity interest, may be deemed to be parents of the Registrant.

On May 9, 2003, and as previously reported in the Registrant's Form 8-K Current Report of even date, the Registrant, five entities and individual holders of all of the outstanding capital stock (the "Holders") of Ovale S.A., a Swiss corporation ("Ovale"), entered into a Stock Exchange Agreement (the "Agreement"). Pursuant to the Agreement, the Holders agreed to tender to the Registrant all of the issued and outstanding shares of common stock of Ovale in exchange for an aggregate of 5,900,000 shares of common stock of the Registrant (the "Exchange"). As a result, and at the closing of the Exchange, Ovale will become a wholly owed subsidiary of the Registrant, and the Holders will collectively own approximately 60% of the total number of shares of the Registrant's common stock expected to be issued and outstanding as of that date. The transaction with the Holders is being accounted for as a reverse acquisition. The Agreement, which contains the customary representations and warranties, requires Ovale to furnish the Registrant with audited financial statements.

On May 20, 2003, the Registrant and Ovale entered into a written agreement wherein the Registrant agreed to advance an aggregate of $253,080 of the net proceeds of the Placement (the "Advance") to Ovale (the "Advance Agreement"). In consideration for the Advance, Ovale agreed that in the event the Exchange did not close by July 20, 2003, the Advance Agreement automatically became the legal equivalent of a two year, eight (8%) percent promissory note from Ovale to the Registrant in the principal amount of $253,080 (the "Note"). Interest and principal on the Note is payable quarterly commencing on October 1, 2003. As collateral security for the Advance, Ovale granted to the Registrant a first lien and security interest (the "Lien") in all of the assets of Ovale including Ovale's intellectual property (the "Assets"). As additional collateral security for Ovale's repayment of the Advance, Vladimir Fabert, Ovale's the principal executive officer, personally guaranteed the repayment of the Advance to the Registrant and granted a first lien and security interest in all of his shares of Ovale's common stock to the Registrant.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

       99.1   Certification Pursuant to Section 302 of the Sarbanes-Oxley
                    Act of 2002

       99.2   Certification Pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002

(b) Reports on Form 8-K:

         None.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORION DIVERSIFIED TECHNOLOGIES, INC.

By:  /s/ Irwin Pearl
------------------------------------
Irwin Pearl, Chief Executive Officer

September 18, 2003



                                 CERTIFICATIONS

                                  EXHIBIT 99.1

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Irwin Pearl, the Registrant's Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Orion Diversified Technologies, Inc.;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have  indicated  in  this  quarterly  report  whether  or  not  there  were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 18, 2003

/s/  Irwin Pearl
-----------------------
Chief Executive Officer

I,  Irwin Pearl, the Registrant's Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Orion Diversified Technologies, Inc.;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have: a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have  indicated  in  this  quarterly  report  whether  or  not  there  were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 18, 2003

/s/  Irwin Pearl
-----------------------
Chief Financial Officer


                                  EXHIBIT 99.2

                            Certified Services, Inc.;
                      CERTIFICATION PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Orion Diversified Technologies, Inc. on Form 10-Q for the quarterly period ended July 31, 2003, as filed with the Securities and Exchange Commission on September 12, 2003 (the "Report"), the undersigned, in the capacities and on the dates indicated below, each hereby certify pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Certified Services, Inc.

Date: September 18, 2003

/s/  Irwin Pearl
-----------------------
Chief Executive Officer

Date: September 18, 2003

/s/  Irwin Pearl
-----------------------
Chief Financial Officer