Form 10QSB
period 2003-10-31
ORION DIVERSIFIED TECHNOLOGIES INC
filed 2003-12-18
CIK 32284

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D. C. 20549

                                   Form 10Q-SB


(Mark One)

...X..Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 2003

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

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value 4,061,532 shares at December 17, 2003.


Transitional Small Business Disclosure Format (Check one): Yes NO X



                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                    FORM 10-QSB - QUARTER ENDED October 31, 2003
                                      INDEX

                                                                       Page

PART I   FINANCIAL INFORMATION.........................................

Item 1.  Financial Statements..........................................
            Balance Sheets at October 31, 2003 and
            April 30, 2003.............................................
         Statements of Operations for the
            Six Months Ended October 31, 2003 and October 31, 2002.....
         Statements of Operations for the
            Three Months Ended October 31, 2003 and October 31, 2002... Statements of Stockholders' Equity (Deficiency)
            for the Period May 1, 2002 through October 31, 2003........
         Statements of Cash Flows for the Six Months
            Ended October 31, 2003 and October 31, 2002................
         Notes to Financial Statements.................................
Item 2.  Management's Discussion and Analysis..........................
Item 3.  Controls and Procedures ......................................

PART II  OTHER INFORMATION.............................................

Item 2.  Changes in Securities.........................................
Item 5   Other Information.............................................
Item 6.  Exhibits and Reports on Form 8-K..............................

             SIGNATURES................................................

             CERTIFICATIONS............................................

             EXHIBITS..................................................



PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited balance sheet of the Registrant as of October 31, 2003, the audited balance sheet at April 30, 2003, and the unaudited statements of operations for the six months ended October 31, 2003 and October 31, 2002 follow. The financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.


                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                                 BALANCE SHEETS



                                              October 31,            April 30,
                                                 2003                   2003
                                             (unaudited)              audited
                                             -----------             ----------


Current assets:
       Cash                                  $       709          $     4,861
       Note receivable                           253,080                   --
       Interest receivable                         1,687                   --
                                               ---------            ---------

         Total current assets                    255,476                4,861
                                               =========            =========

                Total assets                 $   255,476          $     4,861
                                               =========            =========



LIABILITIES and STOCKHOLDERS' EQUITY DEFICIENCY

Current liabilities:
    Accounts Payable and Accrued Expenses    $    20,094        $       2,217
    Due to Officer                                22,556               50,000
                                                 -------               ------
               Total current liabilities          42,650               52,217


Stockholders' equity (deficiency):
   Common stock, $.01 par, 10,000,000
    shares authorized; 4,061,532 shares
    issued and outstanding on October 31, 2003
    and 3,857,397 at April 30, 2000                40,610              38,569
     Additional paid-in capital                   365,284              85,637
     Retained earnings (deficit)                 (193,068)           (171,562)
                                                 --------             -------
        Total stockholders' equity (deficiency)   212,826           (  47,356)
                                                 --------            --------
       Total liabilities and stockholders'
        equity (deficiency)                   $   255,476        $      4,861
                                                 ========            ========

See accompanying Notes to Financial Statements



                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                   FOR THE SIX MONTHS ENDED OCTOBER 31, 2003
                                    Unaudited

                                                    Six Months Ended
                                                       October 31,
                                                   2003              2002
                                                   ----              ----
Revenue                                          $      -        $       -
Cost of revenue                                         -                -
                                                  -------          -------
Gross profit                                            -                -
                                                  -------          -------
General and administrative expenses:
    Professional fees                              19,208                -
    Other                                           3,986           11,036
                                                 --------          -------
                                                   23,194           11,036
                                                 --------         --------

Loss before taxes                                ( 23,194)        ( 11,036)
                                                 --------         --------
Forgiveness of Debt                                     -           48,862

Other income (expense):
Interest                                            1,687                -

Income tax expense:
    Current                                             -                -
    Deferred                                            -                -
                                                 --------         --------

Net gain/(loss)                               $   (21,507)        $ 37,826
                                                 ========          =======


Loss per share - basic and diluted            $    (0.01)          $ 0.01
                                                    =====            ====

Weighted average shares outstanding -
    basic and diluted                          3,959,465         3,847,397
                                               =========         =========

See accompanying Notes to Financial Statements.


                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED OCTOBER 31, 2003
                                    Unaudited

                                                   Three Months Ended
                                                        October 31,
                                                   2003              2002
                                                   ----              ----



Revenue                                         $       -        $       -
Cost of revenue                                         -                -
                                                  -------          -------
Gross profit                                            -                -
                                                  -------          -------

General and administrative expenses:
    Professional fees                             (22,477)               -
    Other                                           2,884            9,655
                                                 --------          -------
                                                  (19,593)           9,655
                                                 --------          -------

Gain/(Loss) before taxes                           19,593          ( 9,655)
                                                 --------          -------

Forgiveness of Debt                                     -                -

Other income (expense):
Interest                                            1,687                -

Income tax expense:
    Current                                             -                -
    Deferred                                            -                -
                                                 --------         --------

Net gain/(loss)                                 $  21,280        $ ( 9,655)
                                                 ========         ========

Loss per share - basic and diluted              $  0.01          $ ( 0.01)
                                                   =====            =====

Weighted average shares outstanding -
    basic and diluted                          3,959,465         3,352,397
                                               =========         =========

See accompanying Notes to Financial Statements.


                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                FOR THE PERIOD MAY 1, 2002 THROUGH OCTOBER 31, 2003


                          Common stock,        Additional   Retained
                           $.01  par            paid-in     earnings
                            Shares      Amount  capital     (deficit)     Total
                            ------      ------  -------     --------      -----

Balance, May 1, 2002,     2,857,397    $28,569  $45,637    $(183,337) $(109,131)

Issuance of common
 shares for-
    Cash                  1,000,000     10,000   40,000            -     50,000

Net gain                          -          -        -       11,776     11,776
                          ---------    -------   ------      -------    -------

Balance, April 30, 2003   3,857,397   $ 38,569  $85,637   $ (171,561) $ (47,355)

(2003 unaudited)
Issuance of common stock
 for cash                   204,135      2,041  279,647            -    281,688

Net loss                          -          -        -      (21,507)   (21,507)
                          ---------     ------  -------     --------    -------
Balance,
 October 31, 2003         4,061,532   $ 40,610 $365,284    $(193,068)  $212,826
                          =========     ======  =======      =======    =======

See accompanying Notes to Financial Statements.


                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                                    Unaudited
                                   (Concluded)


                                              Six Months Ended October 31,
                                                 2003               2002
                                                -----               ----

Reconciliation of net loss to net cash
 provided by (used in) operating
   activities:
Net gain/(loss)                           $  (  21,507)        $   37,826
                                               -------            -------
Adjustments to reconcile net loss to
 net cash provided by (used in)
 operating activities:
     Accounts payable                           17,878           (  4,288)
     Forgiveness of debt                             -           ( 73,862)
     Due to Officer                          (  27,444)
     Advances Receivable                     ( 253,080)                 -
     Interest Receivable                     (   1,687)
                                             ---------           --------
         Total adjustments                   ( 264,333)          ( 78,150)
                                             ---------           --------
Net cash provided by (used in)
   operating activities                   $ (  285,840)        $ ( 40,324)
                                             =========           =========

Supplemental schedule of non-cash financing activity:
   NONE

See accompanying Notes to Financial Statements.



                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS


                                                            (Unaudited)
                                                    Six Months Ended October 31,
                                                       2003             2002
                                                       ----             ----

Investing activities:
                                                 $                   $
   Net cash used by investing activities                  -                  -
                                                   --------           --------
Financing activities:
    Proceeds from issuance of common stock          281,688             10,000
    Additional paid in capital                            -             40,000
    Loan payable                                          -          (   2,500)
                                                   --------           --------
   Net cash provided by financing activities        281,688             47,500
                                                   --------           --------

Increase (decrease) in cash, net                    ( 4,152)         (   7,176)
Cash, beginning of period                             4,861             21,620
                                                  ---------            -------

Cash, end of period                              $      709          $  28,796
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

Note 2 - Redirection of the Registrant's Activities

On May 9, 2003, and as previously reported in the Registrant's Form 8-K Current Report of even date, the Registrant entered into a Stock Exchange Agreement with Ovale S.A., a development stage Swiss corporation, wherein the Registrant agreed to acquire all of Ovale's issued and outstanding common stock solely in exchange for 5,900,000 shares of the Registrant's common stock, representing an approximate 60% equity interest (the "Exchange"). In May 2003, as part of the Agreement with Ovale the the Company sold through a private placement, 204,135 shares at $1.50 per share to associates of Ovale for $281,688 net of commissions of $24,514. The Exchange is expected to be accounted for as a reverse acquisition. Pursuant to a May 20, 2003 agreement with Ovale and its principal stockholder more fully described in Item 5 of Part II of this Report, the Registrant advanced the sum of $253,080 to Ovale to fund the development of its business pending the closing of the Exchange. The repayment of the $253,080 was personally guaranteed by Ovale's principal stockholder.


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

Six Month Periods Ended October 31, 2003 and 2002

Revenues. The Registrant had no revenues during either the six month period ended October 31, 2003 ("6M3") or the six month period ended October 31, 2002 ("6M2").

Cost of Revenues and Gross Profit (Loss). The Registrant had no cost of revenues or gross profit (loss) during either 6M3 or 6M2.

Expenses and Income Taxes. General and administrative expenses for 6M3 were $23,194, net of $27,444 which have been determined to be chargeable to a former officer loan, compared to $11,036 for 6M2. This increase of $12,158 is consistent with the Registrant's focus toward becoming a candidate to acquire or merge with a profitable privately-held business operation. On September 29, 2003, as per agreement with a former officer, Mr. Joseph Petito it was determined that the $50,000 that was due to him should be reduced by $27,444 due to outstanding accounting fees and franchise taxes payable by the corporation while the former officer was in control. Accordingly, the Registrant's recurring administrative expenses are limited to: (i) professional fees (legal and accounting) associated with maintaining its reporting requirements, (ii) other ancillary expenses, and (iii) the payment of minimum franchise taxes.

Net Loss. The Registrant's 6M3 resulted in a net loss of $21,507 compared to net gain of $37,826 for 6M2. The average number of common shares outstanding in each period yielded a loss per share of $0.01 for 6M3 versus a gain of $0.01 for 6M2.

Liquidity and Capital Resources

At October 31, 2003, the Registrant did not have any significant cash. Other assets were $255,476 due as part of the proposed acquisition of Ovale and accrued interest for one month. Current liabilities of $42,650 and working capital of $212,826. MMM and Brentwood, the respective holders of 90.2% and 5.0% of the Registrant's common shares at October 31, 2003, have collectively provided all of the Registrant's operating and administrative expenses and office facilities since MMM's purchase of control of Registrant in March 2002. The continued economic viability of the Registrant is completely dependent upon management's consummation of the proposed reverse acquisition of Ovale. There can be absolutely no assurance that the Ovale acquisition will be consummated or that Ovale will prove to be a viable business entity.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 5, 2003, the Registrant was served with a summons and complaint by Joseph Petito, the Registrant's former President and principal stockholder, in a suit entitled Petito v. James T. Patten, et. al., in the United States District Court, Eastern District of New York. The plaintiff has alleged that the Registrant and certain of its officers, directors and shareholders have failed to pay the Plaintiff for his majority share ownership in the Registrant, failed to issue Plaintiff a replacement share certificate and seeks treble damages in the amount of $4,609,000. The time for the Registrant to file a response has not yet expired. Aside from a de minimus monetary amount, the Registrant views the plaintiff's claims as baseless and accordingly intends to vigorously defend the action.


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

December 17, 2003



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

Date: December 17, 2003

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

Date: December 17, 2003

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

Date: December 17, 2003

/s/  Irwin Pearl
-----------------------
Chief Executive Officer

Date: December 17, 2003

/s/  Irwin Pearl
-----------------------
Chief Financial Officer