Form 10QSB
period 2004-01-31
ORION DIVERSIFIED TECHNOLOGIES INC
filed 2004-03-18
CIK 32284

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D. C. 20549

                                   Form 10Q-SB


(Mark One)

...X..Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2004

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

Common Stock, $.001 par value 4,061,532 shares at March 16, 2004.


Transitional Small Business Disclosure Format (Check one): Yes NO X



                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                    FORM 10-QSB - QUARTER ENDED JANUARY 31, 2004
                                      INDEX

                                                                       Page

PART I   FINANCIAL INFORMATION.........................................

Item 1.  Financial Statements..........................................
            Balance Sheets at January 31, 2004 and
            April 30, 2003...........................................
         Statements of Operations for the
            Nine Months Ended January 31, 2004 and January 31, 2003....
         Statement of Operations for the
            Three Months Ended January 31, 2004 and 2003...............
         Statements of Stockholders' Equity (Deficiency)
            for the Period May 1, 2002 through January 31, 2004........
         Statements of Cash Flows for the Nine Months
            Ended January 31, 2004 and January 31, 2003................
         Notes to Financial Statements.................................
Item 2.  Management's Discussion and Analysis..........................
Item 3.  Controls and Procedures ......................................

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

             SIGNATURES................................................

             CERTIFICATIONS............................................

             EXHIBITS..................................................



PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited balance sheet of the Registrant as of January 31, 2004, the audited balance sheet at April 30, 2003, and the unaudited statements of operations for the nine months ended January 31, 2004 and January 31, 2003 and for the three months ended January 31, 2004 and 2003 follow. The financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.


                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                                 BALANCE SHEETS



                                              January 31,            April 30,
                                                 2004                  2003
                                             (unaudited)              audited
                                             -----------             ----------


Current assets:
       Cash                                  $       314          $     4,861
       Note receivable                           253,080                   --
       Interest receivable                         6,749                   --
                                               ---------            ---------

         Total current assets                    260,143                4,861
                                               =========            =========

                Total assets                 $   260,143          $     4,861
                                               =========            =========



LIABILITIES and STOCKHOLDERS' EQUITY DEFICIENCY

Current liabilities:
    Accounts Payable and Accrued Expenses    $    28,380        $       2,217
    Due to Officer                                22,556               50,000
                                                 -------               ------
               Total current liabilities          50,936               52,217


Stockholders' equity (deficiency):
   Common stock, $.01 par, 10,000,000
    shares authorized; 4,061,532 shares
    issued and outstanding on January 31, 2004
    and 3,857,397 at April 30, 2003                40,610              38,569
     Additional paid-in capital                   365,284              85,637
     Retained earnings (deficit)                 (196,687)           (171,562)
                                                 --------             -------
        Total stockholders' equity (deficiency)   209,207           (  47,356)
                                                 --------            --------
       Total liabilities and stockholders'
        equity (deficiency)                   $   260,143        $      4,861
                                                 ========            ========

See accompanying Notes to Financial Statements



                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                            FOR THE NINE MONTHS ENDED
                                    Unaudited

                                                    Nine Months Ended
                                                       January 31,
                                                   2004              2003
                                                   ----              ----
Revenue                                          $      -        $       -
Cost of revenue                                         -                -
                                                  -------          -------
Gross profit                                            -                -
                                                  -------          -------
General and administrative expenses:
    Professional fees                              30,065                -
    Other                                           1,810           42,859
                                                 --------          -------
                                                   31,875           42,859
                                                 --------         --------

Loss before taxes                                ( 31,875)        ( 42,859)
                                                 --------         --------
Forgiveness of Debt                                     -           48,862

Other income (expense):
Interest                                            6,749               -

Income tax expense:
    Current                                             -                -
    Deferred                                            -                -
                                                 --------         --------

Net gain/(loss)                               $   (25,126)        $ 6,003
                                                 ========          =======


Loss per share - basic and diluted            $    (0.006)           .001
                                                    =====            ====

Weighted average shares outstanding -
    basic and diluted                          4,061,532         3,857,397
                                               =========         =========

See accompanying Notes to Financial Statements.


                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                                    Unaudited

                                                   Three Months Ended
                                                        January 31,
                                                   2004              2003
                                                   ----              ----



Revenue                                         $       -        $       -
Cost of revenue                                         -                -
                                                  -------          -------
Gross profit                                            -                -
                                                  -------          -------

General and administrative expenses:
    Professional fees                              10,857               -
    Other                                        (  2,191)         31,823
                                                 --------          -------
                                                    8,666          31,823
                                                 --------          -------

Gain/(Loss) before taxes                          ( 8,666)        (31,823)
                                                 --------          -------

Forgiveness of Debt                                     -                -

Other income (expense):
Interest                                            5,062                -

Income tax expense:
    Current                                             -                -
    Deferred                                            -                -
                                                 --------         --------

Net gain/(loss)                                 $ ( 3,604)       $ (31,823)
                                                 ========         ========

Loss per share - basic and diluted                  N/A              N/A
                                                   =====            =====

Weighted average shares outstanding -
    basic and diluted                          4,061,532         3,857,397
                                               =========         =========

See accompanying Notes to Financial Statements.


                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                FOR THE PERIOD MAY 1, 2002 THROUGH JANUARY 31, 2004


                          Common stock,        Additional   Retained
                           $.01  par            paid-in     earnings
                            Shares      Amount  capital     (deficit)     Total
                            ------      ------  -------     --------      -----

Balance, May 1, 2002,     2,857,397    $28,569  $45,637    $(183,337) $(109,131)

Issuance of common
 shares for-
    Cash                  1,000,000     10,000   40,000            -     50,000

Net gain                          -          -        -       11,776     11,776
                          ---------    -------   ------      -------    -------

Balance, April 30, 2003   3,857,397   $ 38,569  $85,637   $ (171,561) $ (47,355)

(2003 unaudited)
Issuance of common stock
 for cash                   204,135      2,041  279,647            -    281,688

Net loss                          -          -        -      (25,126)   (25,126)
                          ---------     ------  -------     --------    -------
Balance,
 January 31, 2004         4,061,532   $ 40,610 $365,284    $(196,687)   $209,207
                          =========     ======  =======      =======    =======

See accompanying Notes to Financial Statements.


                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                                    Unaudited
                                   (Concluded)


                                              Nine Months Ended January 31,
                                                 2004               2003
                                                -----               ----

Reconciliation of net loss to net cash
 provided by (used in) operating
   activities:
Net gain/(loss)                           $  (  25,126)        $    6,003
                                               -------            -------
Adjustments to reconcile net loss to
 net cash provided by (used in)
 operating activities:
     Accounts payable                           26,264              2,382
     Forgiveness of debt                             -           ( 73,862)
     Due to Officer                          (  27,544)

     Advances Receivable                     ( 253,080)                 -
     Interest Receivable                     (   6,749)
     Shares issue for services                                      9,000
                                             ---------           --------
         Total adjustments                   ( 261,109)          ( 62,480)
                                             ---------           --------
Net cash provided by (used in)
   operating activities                   $ (  286,235)        $ ( 56,477)
                                             =========           =========

Supplemental schedule of non-cash financing activity:
   NONE

See accompanying Notes to Financial Statements.




                                                            (Unaudited)
                                                   Nine Months Ended January 31,
                                                       2004             2003
                                                       ----             ----

Investing activities:
                                                 $                   $
   Net cash used by investing activities                  -                  -
                                                   --------           --------
Financing activities:
    Proceeds from issuance of common stock          281,688             10,000
    Additional paid in capital                            -             40,000
    Loan payable                                          -          (   2,500)
                                                   --------           --------
   Net cash provided by financing activities        281,688             47,500
                                                   --------           --------

Increase (decrease) in cash, net                    ( 4,547)         (   8,977)
Cash, beginning of period                             4,861             21,620
                                                  ---------            -------

Cash, end of period                              $      314          $  12,643
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

Nine Month Periods Ended January 31, 2004 and 2003

Revenues. The Registrant had no revenues during either the nine month period ended January 31, 2004 ("9M4") or the nine month period ended January 31, 2003 ("9M3").

Cost of Revenues and Gross Profit (Loss). The Registrant had no cost of revenues or gross profit (loss) during either 9M4 or 9M3.

Expenses and Income Taxes. General and administrative expenses for 9M4 were $31,875, net of $27,444 which have been determined to be chargeable to a former officer loan, compared to $42,859 for 9M3. This decrease of $10,984 is consistent with the Registrant's focus toward becoming a candidate to acquire or merge with a profitable privately-held business operation. On September 29, 2003, as per agreement with a former officer, Mr. Joseph Petito it was determined that the $50,000 that was due to him should be reduced by $27,444 due to outstanding accounting fees and franchise taxes payable by the corporation while the former officer was in control. Accordingly, the Registrant's recurring administrative expenses are limited to: (i) professional fees (legal and accounting) associated with maintaining its reporting requirements, (ii) other ancillary expenses, and (iii) the payment of minimum franchise taxes.

Net Loss. The Registrant's 9M4 resulted in a net loss of $25,126 compared to net gain of $6,003 for 9M3. The average number of common shares outstanding in each period yielded a loss per share of $0.006 for 9M4 versus a gain of $0.01 for 9M3.

Liquidity and Capital Resources

At January 31, 2004, the Registrant did not have any significant cash. Other assets were $259,829 due as part of the proposed acquisition of Ovale and accrued interest for four months. Current liabilities of $50,936 and working capital of $208,893. MMM and Brentwood, the respective holders of 90.2% and 5.0% of the Registrant's common shares at January 31, 2004, have collectively provided all of the Registrant's operating and administrative expenses and office facilities since MMM's purchase of control of Registrant in March 2002. The continued economic viability of the Registrant is completely dependent upon management's consummation of the proposed reverse acquisition of Ovale. There can be absolutely no assurance that the Ovale acquisition will be consummated or that Ovale will prove to be a viable business entity.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Registrant has been named in an action commenced by Joseph Petito, the former President and principal stockholder of the Registrant in the United
States District Court, Eastern District of New York, Index No. 03 CV 5024. In addition to the Registrant, the complaint names James T. Patten, Roger M. Rosenberg, Irwin Pearl, Judy Cabrera, Thomas F. Ryan, Stan Smith, Greater Metropolitan Investment Services, Inc. and several unnamed individuals and entities. The plaintiff is seeking monetary damages for breach of contract and injunctive relief, and alleges fraud and deceit by defendants Patten, Rosenberg and Pearl. The Registrant and Mr. Pearl, the only two defendants served in the action, have entered into two separate stipulations extending the deadline for defendants to respond to May 17, 2004. The Registrant denies all allegations in the complaint other than it owes approximately $22,000 to Mr. Petito under the November 30, 2001 Settlement Agreement with Mr. Petito.

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

March 16, 2004



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

Date: March 16, 2004

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

Date: March 16, 2004

/s/  Irwin Pearl
-----------------------
Chief Financial Officer


                                  EXHIBIT 99.2

                            Certified Services, Inc.;
                      CERTIFICATION PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Orion Diversified Technologies, Inc. on Form 10-Q for the quarterly period ended January 31, 2004, as filed with the Securities and Exchange Commission on March 18, 2004 (the "Report"), the undersigned, in the capacities and on the dates indicated below, each hereby certify pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Certified Services, Inc.

Date: March 16, 2004

/s/  Irwin Pearl
-----------------------
Chief Executive Officer

Date: March 16, 2004

/s/  Irwin Pearl
-----------------------
Chief Financial Officer