Form 10KSB
period 2004-04-30
ORION DIVERSIFIED TECHNOLOGIES INC
filed 2004-08-17
CIK 32284

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 30, 2004


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

                          Common Stock, $.01 par value

                                (Title of Class)

   Check whether the Issuer (1) has filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registration was required to file such reports),and (2)
       has been subject to such filing requirements for the past 90 days.
                                 YES { X} NO { }

 Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. { }

           State issuer's revenues for its most recent fiscal year. $0

 The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of July 24, 2004, was approximately:$1,906,158.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 Common Stock, $.01 Par Value, 4,071,532 shares


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a) Business Development

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

  Recent Developments

Action by Consent

On June 2, 2003, and subsequent to the fiscal year covered by this Report, the Registrant's Board of Directors and the holders of 61% of the issued and outstanding shares of the Registrant's common stock adopted resolutions by consent pursuant to pursuant to Section 4A:5-6 the New Jersey Statutes Annotated in lieu of a meeting of the shareholders of the Registrant (the "Consent"). In the Consent, the Registrant's Board of Directors was authorized to take the following actions without further vote or action by the stockholders of the
Registrant:

1. Business Combination. The negotiation and consummation of a reverse merger business combination with Ovale S.A., a non-affiliated Swiss corporation ("Ovale") wherein all of the issued and outstanding shares of Ovale's common stock, $.01 par value per share, shall be acquired by the Registrant solely in exchange for the issuance of an aggregate of 5,900,000 authorized but unissued shares of the Registrant's common stock;

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

6. Ratification of Auditors. Ratifying the Board of Directors selection of Bloom & Co, LLP as independent auditors to examine the financial statements of the Registrant for the fiscal year ending April 30, 2004; and

7. Ratification of Officers Actions. Ratifying the acts and actions of the Registrant's management since the last annual meeting of the shareholders of the Registrant in 1994.

Ovale S.A Business Combination

On May 9, 2003, and as previously reported in the Registrant's Form 8-K Current Report of even date, the Registrant entered into a Stock Exchange Agreement (the "Exchange Agreement") with Ovale S.A., a development stage Swiss corporation ("Ovale"), wherein the Registrant agreed to acquire all of Ovale issued and outstanding common stock solely in exchange for 5,900,000 shares of the Registrant's common stock, representing an approximate 60% equity interest (the "Exchange"). The Exchange is expected to be accounted for as a reverse acquisition.

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

On February 12, 2004, the Registrant and Ovale entered into a letter agreement (the "First Letter Agreement"). The First Letter Agreement purported to set forth the modifications to the Exchange Agreement and the Advance Agreement that the parties agreed would be consolidated into a new definitive share exchange agreement. Those points were as follows:

- The number of shares of the Registrant's common stock to be issued in exchange for all outstanding shares of Ovale was increased from 5,900,000 shares to 11,775,000 shares;

- The 11,775,000 shares will constitute approximately 74.3% of the 15,836,532 shares of the Registrant to be outstanding after the closing;

- Ovale agreed, within four weeks of its receipt of a signed copy of First Letter Agreement, to wire $35,000 to the Registrant as a partial payment on the Note to be utilized by the Registrant to reduce its accounts payable (the "Partial Repayment");

- Ovale agreed that all of the Registrant's reasonable and remaining bona fide post closing accounts payable will be honored and paid in the ordinary course by Orion; and

- The failure of the Registrant to carry out the terms of the agreement between the parties within a reasonable time after the payment of the Partial Repayment would constitute a forgiveness of the remaining outstanding balance of the Note.

On May 5, 2003, but effective February 12, 2004, the Registrant and Ovale entered into a second letter agreement (the "Second Letter Agreement"). The Second Letter Agreement:

-    Forgave Ovale's default in wiring the Partial Repayment;

- Provided for payment of the Partial Repayment in two payments of $17,500 on or about March 30, 2004 and May 28, 2004; and

-    Reconfirmed the validity of the First Letter Agreement.

-    At present no closing date has been set.

(b)  Business of the Registrant

For at least the last three fiscal years, the Registrant has essentially been a "shell" corporation with no assets and limited liabilities. During this period, the Registrant's management limited the Registrant's activities to seeking to consummate a business combination with a profitable privately owned company. Despite several attempts, no business combination was concluded by the Registrant during the three fiscal years ended April 30, 2004.


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

ITEM 2. DESCRIPTION OF PROPERTY

Rental Premises. The Registrant has been dormant since 1997. Accordingly, and during the fiscal year ended April 30, 2004 an office on a rent free basis to receive mail. During the fiscal year ended April 30, 2004, and through the date of this Report, the Registrant had no properties nor did it enter into any agreement or arrangements to acquire any properties. On December 1, 2001, the Registrant relocated its executive offices to 630 Shore Road, Suite 505, Long Beach, NY 11561 on a temporary basis. The Registrant has the use of approximately 100 square feet of space rent free on a month to month basis. The Registrant's temporary space is adequate for the Registrant's present needs, and its management expects that the Registrant will continue this arrangement until the completion of an acquisition or merger.



ITEM 3. LEGAL PROCEEDINGS

On December 5, 2003, and as previously reported in the Registrant's Form 10-QSB Quarterly Report of the nine months ended January 31, 2004, the Registrant was served with a summons and complaint by Joseph Petito, the Registrant's former President and principal stockholder, in a suit entitled Petito v. James T. Patten, et. al. in the United States District Court, Eastern District of New York (the "Action). The plaintiff has alleged that the Registrant and certain of its officers, directors and shareholders have failed to pay the Plaintiff for his majority share ownership in the Registrant, failed to issue Plaintiff a replacement share certificate and seeks treble damages in the amount of $4,609,000. The time for the Registrant to file a response has not yet expired. Aside from approximately $22,556 in which is owed to Mr. Petito under the November 30, 2001 Option Agreement reported in the Registrant's Form 10-KSB Annual Report for the fiscal year ended April 30, 2004, the Registrant views the plaintiff's claims as baseless and accordingly intends to vigorously defend the action. In August 2004 and in consideration of the sum of $20,000 paid to him by the Registrant, the Registrant received a general release from Mr. Petito and a stipulation discontinuing the Action with prejudice.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Neither during the fourth quarter of the fiscal year ended April 30, 2004, nor at any time since August 15, 1994, did the Registrant conduct an Annual Meeting of its stockholders pursuant to definitive proxy materials under Regulation 14 A under the 34 Act, or otherwise.

On June 2, 2003, the Registrant's Board of Directors and the holders of 61% of the issued and outstanding shares of the Registrant's common stock adopted resolutions by consent Section 14A:5-6 of the New Jersey Statutes annotated in lieu of a meeting of the shareholders of the Registrant. The actions taken by consent are summarized in Item 1 of this Report under the sub-caption "Action by Consent".

PART II

ITEM 5. MARKET FOR COMMON STOCK EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information.

Since approximately November 1996, the Registrant's common stock, its only class of equity securities, has been traded in the over-the-counter market in the pink sheets under the symbol ORDT.OB. The following table sets forth the range of high and low bid price information for the common stock as reported by the National Quotation Bureau, Inc. for each fiscal quarter for the past two fiscal years. High and low bid quotations represent prices between dealers without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                       HIGH                   LOW
Fiscal 2003:
FIRST QUARTER
May 1st thru
July 31, 2002            .45                   .20

SECOND QUARTER
August 1st thru
October 31, 2002         .45                   .24

THIRD QUARTER
November 1st thru
January 31, 2003         2.16                  .25

FOURTH QUARTER
February 1st thru
April 30, 2003           1.95                 1.50

Fiscal 2004:

FIRST QUARTER

May 1st thru
July 31, 2003            1.70                 1.00

SECOND QUARTER
August 1st thru
October 31, 2003         1.15                 1.00

THIRD QUARTER
November 1st thru
January 31, 2004         1.15                  .75

FOURTH QUARTER
February 1st thru
April 30, 2004           1.50                  .75


(b) Holders. As of April 30, 2004, the approximate number of holders of record of shares of the Registrant's Common Stock,$.01 par value per share, the Registrant's only class of trading securities, was believed by management to be as follows:

    Title of Class                             Number of Record Holders

    Common Stock, $.01 par                               335

Management believes there are many shareholders whose securities are held in street name with various brokerage houses. The exact number of shareholders is unknown to the Registrant.

(c) Dividends.

The Registrant has paid no dividends during the fiscal years ended April 30, 2003, and April 30, 2004. Other than the requirements of the New Jersey Business Corporation Act that dividends be paid out of capital surplus only and that the declaration and payment of a dividend not render the Registrant insolvent, there are no restrictions on the Registrant's present or future ability to pay dividends.


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

Results of Operations

During the two fiscal years ended April 30, 2004, and 2003, the Registrant had discontinued all operations and did not earn any revenues.

Commencing on November 30, 2001, the Registrant's general and administrative expenses were entirely attributable to keeping the Registrant current in its reporting obligation under the 34 Act, its tax and good standing obligations to the State of New Jersey, the payment of transfer agent fees and incidental overhead expenses.

The Registrant did not conduct any research and development or selling and marketing activities in the two fiscal years ended April 30, 2004, and 2003. The Registrant is not currently conducting any research and development or selling and marketing activities.

During the two fiscal years ended April 30, 2004, and 2003, the Registrant recognized a net income/loss of $ (28,733) and $11,775, respectively. The net income was attributable to the forgiveness of debt of a former officer. The net losses were principally the result of accrued franchise tax obligations, professional fees and related overhead expenses. The amount of general and administrative expenses in 2004 and 2003 were $38,477 and $37,087, respectively. Because of collection time-limitations provided in the federal tax laws, prior periods payroll taxes are no longer a liability of the Registrant. The
Registrant does not anticipate sales of any products or service in the foreseeable future other than those of a potential merger partner.

During the fiscal year ended April 30, 2004, the Registrant experienced a $38,477 or 4% increase in general and administrative expenses. This increase was principally attributable to expenses pertaining to professional services. During the two fiscal years ended April 30, 2004, the economic viability of the Registrant was and continues to be entirely dependent upon the Registrant's ability to raise capital through private offerings, loans and the consummation of a business combination.

On November 30, 2001, and as disclosed herein under Item 1, Mr. Petito entered into an option agreement with the James T. Patten as Option Holder. Under the option agreement, the Option Holder was given the right to purchase all of the Option Shares owned by Mr. Petito. On the same day, Mr. Petito and Mr. Irwin Lampert resigned as executive officers and directors of the Registrant in favor of Mr. Irwin Pearl and Mr. Thomas F. Regan as President, Secretary and Chief Financial Officer and Vice President, respectively. Pursuant to the terms and conditions of the agreement, the Registrant commenced a best efforts private offering of 3,000,000 shares of its common stock at $.05 per share. During the fiscal year ended April 30, 2004, and as hereinafter indicated in Item 12, the Registrant sold an aggregate of 2,000,000 shares to Parthian Securities SA (1,000,000 shares), Grove Partners (500,000 shares) and Gable International Investments, Ltd. (500,000 shares). The proceeds from these sales were utilized to pay the Registrant's accrued general and administrative expenses. The right to acquire the Option Shares was assigned to seven non-affiliated individuals and an entity who subsequently exercised the same on or about March 31, 2003. As a result of the foregoing, the Registrant underwent a change of control. The future of the Registrant is entirely dependent on management's ability to secure a business combination partner or establish profitable operations.

Financial Condition

In 1997, the Registrant changed its direction from investment in real estate to finding a merger partner.

As of April 30, 2003, the Registrant had cash of $4,861. As of April 30, 2004, and principally as a result of the Registrant's private placement of 1,000,000 shares at $.05 per share, the Registrant has cash of $12,913.

During the fiscal year ended April 30, 2004 we lent the prospective business combination company (Ovale) $253,080 of which $17,5000 was repaid. The loan is due over a period of two years and yields interest at 8% per annum.

The Registrant's current liabilities of $45,138 as of April 30, 2004, includes $22,556 due to a former officer, which represent a $7,079 or 14% decrease from the Registrant's current liabilities as of April 30, 2003.

In the fiscal year ending April 30, 2004 the liability was reduced by an offset in the amount of $27,444 in liabilities that were incurred pertaining to professional fees and franchise taxes which occurred during Mr. Petito's control of the Company.

The Registrant is authorized to issue up to 10,000,000 shares of its Common Stock. As of April 30, 2004, there were 4,071,532 shares of the Registrant's Common Stock issued and outstanding, and increase of 214,135 shares from April 30, 2003.

Employees

Other than the non-compensated officers of the Registrant there are no other employees.

Capital Expenditures

The Registrant did not have any material commitments for capital expenditures at April 30, 2004 or 2003.

Effects of Inflation

The Registrant believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Registrant's financial position or operating results.

ITEM 7. FINANCIAL STATEMENTS

Financial statements meeting the requirements of Item 310 of Regulation S-B, for the two fiscal years ending April 30, 2004 and 2003 were audited by Bloom & Co. LLP.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE 34 Act

(a) Identify Directors and Executive Officers.

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors of the Registrant; (2) all positions and offices with the Registrant held by each such person; (3) the term or office of each person named as a director; and 4) any period during which he or she has served:

               Duration and
               Date of             Position &           Age and
               Expiration of       Office with          Director
Name           Present Term        Registrant           Since

Irwin Pearl      One year
                 Next Annual      President and          61, 11/30/01
                 Meeting          Director

Thomas F.
Regan            One year
                 Next Annual      Vice President          55, 11/30/01
                 Meeting          and Director

__________________________

There is no understanding or arrangement between any directors or any other person or persons pursuant to which such individual, was or is to be, selected as a director or nominee of the Registrant.

(4) Business Experience

The following is a brief account of the experience of each director and executive officers of the Registrant:

IRWIN PEARL. Mr. Pearl was elected as the Registrant's President, Secretary and Chief Financial Officer on November 30, 2001. Simultaneously therewith and since November 6, 2001, Mr. Pearl has been the President of E-Global Communications, Inc., a Nevada corporation engaged in the marketing and sale of direct response TV products and services in Latin America. Simultaneously therewith and from January 1998, Mr. Pearl served as the Chief Operating Officer and a director of E-GlobalNet, Inc. (and its predecessors), a Delaware corporation and international distributor of "As Seen On TV" products in Hicksville, New York. Prior thereto since 1992, Mr. Pearl was President/Co-Chief Executive Officer and a director of PhaseOut of America, Inc. (OTCBB Symbol POUT) where he administered the re-development and clinical testing of that company's patented smoke cessation product. Prior thereto since 1984, Mr. Pearl was President and Chief Executive Officer of AquaSciences International, Inc. (NASDAQ AQSI); a company engaged in the development of proprietary water purification technologies for consumer applications. From 1970 to 1984, Mr. Pearl was the principal of Promotional Media, Inc., a company engaged in the publishing of traffic building continuity promotions for the leading supermarkets in the nation. In 1966, Mr. Pearl co-founded Jerome Irwin Advertising Agency; a retail-advertising agency that grew to become one of Long Island's largest, with annual billings reaching $50 million per year. Mr. Pearl is a charter member of the New Product Development Corporation, a consortium of business management executives, that helps inventors and product developers commercialize their products.

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


ITEM 10. EXECUTIVE COMPENSATION.

(a) General

(1) through (7) All Compensation Covered. During the three fiscal years ended April 30, 2004, no compensation was paid to, accrued or set aside for any executive officer or director of the Registrant.

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


Irwin Pearl     2003   -0-     None      None     None          None       None
Thomas Regan    2003  - 0-     None      None     None          None       None
Irwin Pearl     2004  - 0-     None      None     None          None       None
Thomas Regan    2004  - 0-     None      None     None          None       None
_________________

(c) Option/SAR Grant Table. During the fiscal year ended April 30, 2004, the Registrant made no grants of stock options or freestanding SAR's.

(d) Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table. No stock options or freestanding SAR's are issued or outstanding. Accordingly, and during the fiscal year ended April 30, 2004, no stock options or freestanding SAR's were exercised. Notwithstanding the foregoing, an aggregate of 1,000,000 shares of the Registrant's Common Stock, $.01 par value per share continue to be reserved for issuance pursuant to the Registrant's long-term incentive plan adopted by the Registrant's Board of Directors in August, 1990, but never ratified and approved by the Registrant's stockholders. On June 2, 2003, and in the Consent, a majority of the Registrant's stockholders ratified and approved the 2003 Long Term Incentive Plan wherein an aggregate of 2,000,000 authorized but unissued shares of the Registrant's common stock are reserved for the issuance of option and other awards under such Plan.

(e) Long-Term Incentive Plan ("LTIP") Awards Table. During the fiscal year ended April 30, 2004, the Registrant made no LTIP awards.

(f) Compensation of Directors. (1) and (2). During the fiscal year ended April 30, 2004, no director of the Registrant received any compensation, whether pursuant to any standard or other arrangement or otherwise.

(g) Employment Contracts and Termination of Employment, and Change-in Control Arrangements. (1) and (2). No executive officer, director or employee of the Registrant is serving pursuant to the terms of a written employment or other compensation agreement, understanding or arrangement with the Registrant; and no such agreement was entered into during the fiscal year ended April 30, 2004.

(h) Report on Repricing of Options/SAR's. No stock options or freestanding SAR's are issued or outstanding. Accordingly, and during the fiscal year ended April 30, 2004, no stock options or freestanding SAR's were repriced.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


(a) Security Ownership of Certain Beneficial Owner. The information is furnished as of April 30, 2004, as to the number of shares of the Registrant's Common Stock, $.01 par value per share, owned beneficially, or known by the Registrant to own beneficially, more than 5% of any class of such security:

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

(b) Security Ownership of Management. The information is furnished as of April 30, 2004, as to the number of shares of the Registrant's Common Stock, $.01 par value per share owned beneficially by each executive officer and director of the Registrant and by all executive officers and directors as a group:


Name and Address           Amount and Nature
of Beneficial              of Beneficial
Owner                      Ownership            Percentage of Class

Irwin Pearl
25 Nantwick Street
Lido Beach, NY 11561             10,000                -%

Thomas Regan
15 Lincoln Street
Roseland, NJ 07068               28,500                -%

All Officers
And Directors
as a Group of
two persons                      38,500                -%

(c) Changes in Control.  None




ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)(b) On June 2, 2003, Messrs. Pearl and Regan, each executive officers and directors of the Registrant, and the record or beneficial owners of 10,000 and 28,500 shares, respectively, participated in the Consent by voting their shares in favor of the matters discussed in this Report in Item 1 under the sub-caption "Action by Consent".

Except for the foregoing and during the fiscal year ended April 30, 2004, and April 30, 2003, no officer, director or relative or spouse of the foregoing persons or any relative of such person who has the same home as such person, or is a director or other officer of any parent or subsidiary of the Registrant or any shareholder known by the Registrant to own of record or beneficially more than five (5%) percent of the Registrant's Common Stock, had a direct or indirect material interest in any transaction or presently proposed transaction to which the Registrant or any of its parents or subsidiaries was or is a party.

(c) Parents. The following individuals and entities may be deemed to be parents of the Registrant as at April 30, 2004: (i) Parthian Securities SA, a Swiss corporation that is the record and beneficial owner of an aggregate of 1,000,000 shares of the Registrant's Common Stock; (ii) Grove Partners, a New Jersey general partnership that is the record and beneficial owner of an aggregate of 500,000 shares of the Registrant's Common Stock; and (iii) Gable International Investments, Ltd., a British Virgin Islands corporation that is the record and beneficial owner of an aggregate of 500,000 shares of the Registrant's Common Stock.

(d) Transactions with Promoters. Inapplicable.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits:

99.1 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley act of 2003

(b) Reports on Form 8K: During the last quarter of the fiscal year ended April 30, 2004, the Registrant did not file any Form 8-K Current Reports.

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

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for fiscal years ended April 30, 2004 and 2003 by Bloom & Co., LLP, our auditors:

                                              2004                   2003

Audit Fees (1)                             $  5,198              $  5,705
Non-Audit Fees:

Audit Related Fees(2)                            --                    --
Tax Fees(3)
All other Fees(4)                                --                    --
                                             ------                ------
  Total Fees paid to Auditor               $  5,198               $ 5,705
                                            =======                ======

(1) Audit fees consist of fees billed for professional services rendered for the audit of Orion's annual financial statements and review of the interim financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Bloom & Co., LLP in connection with statutory and regulatory filings or engagements.

(2) Audit-Related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Orion's financial statements and are not reported under "Audit Fees".

(3) Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

(4) All other fees consist of fees for products and services other than the services reported above. In the past the Board of Directors had considered the role of Bloom & Co., LLP in providing certain tax services to Orion and had concluded that such services were compatible with Bloom & Co., LLP's independence as our auditors. In addition, since the effective date of the SEC rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved (which was previously done by the Board of Directors). Now the Audit Committee will pre-approve all audit and permissible non-audit services provided by the independent auditors.

The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors, pursuant to which it may pre-approve any service consistent with applicable law, rules and regulations. Under the policy, the Audit Committee may also delegate authority to pre-approve certain specified audit or permissible non-audit services to one or more of its members, including the Chairman. A member to whom pre-approval authority has been delegated must report its pre-approval decisions, if any, to the Audit Committee at its next meeting, and any such pre-approvals must specify clearly in writing the services and fees approved. Unless the Audit Committee determines otherwise, the term for any service pre-approved by a member to whom pre-approval authority has been delegated is twelve months.







                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Long Beach, State of New York, on August 16, 2004.

ORION DIVERSIFIED TECHNOLOGIES, INC.

BY:

/s/Irwin Pearl
Irwin Pearl, President

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in their capacities and on the dates indicated have signed this report below.

/s/Irwin Pearl
Irwin Pearl, Director
Dated: August 16, 2004
Long Beach, New York

/s/Thomas Regan
Thomas Regan, Director
Dated: August 16, 2004
Long Beach, New York



                                   INDEPENDENT AUDITORS' REPORT



Board of Directors
Orion Diversified Technologies, Inc.
Long Beach, New York


We have audited the accompanying balance sheets of Orion Diversified Technologies, Inc. as of April 30, 2004, and 2003 and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used, and significant estimates made, by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orion Diversified Technologies, Inc. as of April 30, 2004, and 2003 and the results of its operation, changes in stockholders' equity and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has incurred losses from operations for several years and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Bloom & Co. LLP
Hempstead, New York
August 16, 2004














                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                                  BALANCE SHEET
                             APRIL 30, 2004 AND 2003



                                     Assets

                                              2004                      2003

Current Assets:

 Cash and cash equivalents             $     12,913               $     4,861
 Note receivable and accrued interest       247,041                        --
                                           --------                ----------
         Total assets                   $   259,954               $     4,861
                                           ========                ==========

                       Liabilities & Stockholders Equity

Current Liabilities:

 Accounts Payable and Accrued Expenses  $    22,482               $    2,117
 Due to Officers                             22,556                   50,000
 Loan payable                                   100                      100
                                            -------                ---------
         Total Liabilities                   45,138                   52,217

Stockholders Equity:

    Common Stock, par value $.01 per share,
     authorized 10,000,000 shares, issued
     and outstanding 4,071,532 shares and
     3,857,397 shares at April 30, 2004 and
     April 30, 2003, Respectively.           40,711                   38,569
    Paid in Capital                         372,683                   85,637
    Deficit                                (198,578)                (171,562)
                                            -------                  -------
         Total Stockholders Equity          214,816                (  47,356)

         Total Liabilities &
          Stockholders Equity            $  259,954                $   4,861
                                          =========                 ========

   The accompanying notes are an integral part of these financial statements.







                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS
                     THE YEAR ENDED APRIL 30, 2004 AND 2003


                                            2004                     2003

INCOME:

     Revenues                                  --           $            --

Costs & Expenses:

     General & Administrative              38,477                    37,087
                                           ------                    ------
Total Costs & Expenses                     38,477                    37,087
                                           ------                    ------
Net loss before extraordinary item      (  38,477)                 ( 37,087)

Extraordinary item:
     Forgiveness of Debt                       --                    48,862

Other income (expense):
 Interest income                           11,461                        --

Income Taxes:
     Current                                   --                        --
     Tax benefit                               --                        --
                                         --------                 ---------
Net Loss                              $ (  27,016)               $   11,775
                                         ========                 =========

Earnings per share:
         Basic                            (.01)                      .003

Weighted average number
 of shares outstanding                  3,780,522                 3,578,602
                                        =========                 =========

The accompanying notes are an integral part of these financial statements.
















                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
                     THE YEARS ENDED APRIL 30, 2004 AND 2003

                                              Additional
                            Common             Paid in   Accumulated
                     Shares        Amount      Capital   Deficit          Total



Balance 04/30/02    2,857,397   $  28,569 $    45,637 $ (  183,337) $ ( 109,131)

Shares issued for
 Cash               1,000,000      10,000      40,000            -       50,000

Net Income                 --          --         --        11,775       11,775
                    ---------    --------    --------    ---------     --------
Balance 04/30/03    3,857,397   $  38,569 $    85,637  $ ( 171,562)  $(  47,356)

Shares issued for
 Cash                 204,135       2,042    279,646           --       281,688

Shares issued for
 Services              10,000         100      7,400           --         7,500

Net Loss                  --           --          --  (   27,016)    (  27,016)
                    ---------    --------   --------    ---------      --------
Balance 04/30/04    4,071,532   $  40,711  $ 372,683 $  ( 198,578)    $ 214,816
                    =========    ========   ========     ========      ========


The accompanying notes are an integral part of these financial statements.

                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                           STATEMENT OF CASH FLOWS FOR
                     THE YEAR ENDED APRIL 30, 2004 AND 2003


                                                   2004                  2003

Cash Flow from Operating Activities:

   Net (Loss)                                  $  (   27,016)      $   11,775

Adjustments to Reconcile Net Loss
 To Net Cash Provided by (Used in)
 Operating Activities:
  Shares issued for services                             100               --
Changes in Assets and Liabilities:
Note Receivable                                    ( 247,041)              --
Accounts payable and accrued expenses                 20,365       (    2,171)
Payment to former officer                                 --        (  25,000)
Forgiveness of debt                                       --        (  48,863)
                                                   ---------        ----------
   Net Cash Provided By (Used In) Operations      (  253,592)       (  64,259)

Cash Flow from Financing Activities:

Loan                                                      --       (    2,500)
Due to officer                                    (   27,444)              --
Shares issued for cash                               289,088           50,000
                                                   ---------        ---------
   Net Cash Provided By Financing Activities         261,644           47,500

Net increase /Decrease in Cash                         8,052        (  16,759)
Cash and cash equivalents - Beginning                  4,861           21,620
                                                   ---------       ----------
Cash and cash equivalents  - Ending             $     12,913      $     4,861
                                                   =========       ==========


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

For at least the last three fiscal years, the Company has essentially been a "shell" corporation with no assets and limited liabilities. During this period, the Company's management limited the Company's activities to seeking to consummate a business combination with a profitable privately owned company. Despite several attempts, no business combination was concluded by the Company during the four fiscal years ended April 30, 2003. Subsequent to the year end the Company has entered into a reverse merger agreement with a Swiss Company (See note 10).

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

Inventories

The Company's policy of accounting for inventory is to use the First In First Out method.



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

New Accounting Standards(continued)

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

NOTE 3 - PAYROLL TAXES

In connection with the Plan of Reorganization, payroll taxes were due within six years from April 23, 1986, the date of assessment. The Company has not paid the $137,465 tax liability and the taxing authorities have taken no action to collect it. Management believes that, under the current federal and state tax and bankruptcy laws, the liability is subject to the statute of limitations and bankruptcy relief and therefore is no longer due.

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

Due to Officer

As of April 30, 2004 and 2003, the amounts owed to the officer were:

                                              2004              2003

 Due to officer                            $ 123,862        $ 123,862
  Less:Forgiveness of debt                  ( 48,862)        ( 48,862)
  Less: Amount paid                         ( 25,000)        ( 25,000)
  Less: Payment of prior expenses           ( 27,444)              --
                                             -------         --------
  Balance due officer                       $ 22,556        $  50,000
                                             =======         ========

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

                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 7. NET OPERATING LOSS CARRYFORWARDS

As of April 30,2004 the Company had NOLs of approximately $198,578. These NOLs and corresponding estimated tax assets, computed at a 35% tax rate, expire as follows:

     Year loss    Expiration           Loss         Estimated
     Incurred        Date             Amount        Tax Asset
       04/30
          1995      2010          $  69,583      $   24,354
          1996      2011             70,260          24,591
          1999      2014                400             140
          2000      2015                400             140
          2001      2016             26,900           9,415
          2002      2017              4,019           1,407
          2004      2019             27,016           9,456
                                    -------      ----------
         Total                   $  198,578     $    69,503
                                  =========      ==========

Under the provisions of SFAS 109, NOLs represent temporary differences that enter into the calculation of deferred tax assets. Realization of deferred tax assets associated with the NOL is dependent upon generating sufficient taxable income prior to their expiration. The tax law reduces the allowable NOL with changes in ownership. Due to this fact the Company may not the benefit from the NOLs.

Management believes that there is a risk that certain of these NOLs may expire unused and, accordingly, has established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, based on the historical trend in sales and profitability, the estimated tax assets and valuation allowance were $198,578, as of April 30, 2004. The Company believes it is likely that the benefit of these additional assets may not be realized in the future.

              Deferred tax assets:                                    2004

              Net operating loss carryforwards                     $ 69,503
              Less: Valuation allowance                             (69,503)
                                                                   --------
              Net deferred tax assets - current                    $     --


NOTE 8. GOING CONCERN BASIS AND FUTURE PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Orion has not realized any material revenues for the three years ended April 30, 2004, and the consolidated statement of retained earnings for the year ended April 30, 2004 reflect a retained deficit of $198,578. The Company also has been entirely supported by its majority shareholder. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 9.  PLAN OF OPERATION

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

NOTE 10 - PENDING BUSINESS COMBINATION

On June 2, 2003, the Registrant's Board of Directors and the holders of 61% of the issued and outstanding shares of the Registrant's common stock adopted resolutions by consent pursuant to pursuant to Section of 14A:5-6 the New Jersey Statutes Annotated in lieu of a meeting of the shareholders of the Registrant (the "Consent"). In the Consent, the Registrant's Board of Directors was authorized to take the following actions without further vote or action by the stockholders of the Registrant:

1. Business Combination. to negotiate and consummate a reverse merger business combination with Ovale S.A., a non-affiliated Swiss corporation ("Ovale") wherein all of the issued and outstanding shares of Ovale's common stock, $.01 par value per share, shall be acquired by the Registrant solely in exchange for the issuance of an aggregate of 5,900,000 authorized but unissued shares of the Registrant's common stock;

2. Prior to the business combination. The Registrant's Certificate of Incorporation shall be amended to effectuate: (i) an increase in the number of shares of common stock, $.01 par value per share, which the Registrant is authorized to issue from 10,000,000 to 20,000,000; (ii) the creation of an authorized class of 2,000,000 shares of Preferred Stock, $.01 par value per share (the "Preferred Stock") and the granting to the Registrant's Board of Directors the authority, without further action by the stockholders of the Registrant to provide for the issuance of the shares of Preferred Stock in series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof; and (iii) authorizing the Registrant's Board of Directors to change the name of the Registrant to Ovale, Inc. or such other name as the Board of Directors deems reasonable;

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


                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 10 - PENDING BUSINESS COMBINATION (continued)

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

6. Ratification of Auditors. Ratifying the Board of Directors selection of Bloom & Co, LLP as independent auditors to examine the financial statements of the Registrant for the fiscal year ending April 30, 2004; and

7. Ratification of Officers Actions. Ratifying the acts and actions of the Registrant's management since the last annual meeting of the shareholders of the Registrant in 1994.

(b)  Business of the Registrant

For at least the last three fiscal years, the Registrant has essentially been a "shell" corporation with no assets and limited liabilities. During this period, the Registrant's management limited the Registrant's activities to seeking to consummate a business combination with a profitable privately owned company. Despite several attempts, no business combination was concluded by the Registrant during the three fiscal years ended April 30, 2004. A business combination is pending at this time.