Form 10QSB
period 2004-07-31
ORION DIVERSIFIED TECHNOLOGIES INC
filed 2004-09-20
CIK 32284

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D. C. 20549

                                   Form 10Q-SB


(Mark One)

 ..X..Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2004

 ...... Transition report under section 13 or 15(d) of the Securities Exchange
        Act of 1934 for the transition period from____________________ to
                             ______________________.


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

Indicate by check mark wheather the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the pas 90 days. Yes X No .

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value 4,071,532 shares at July 31, 2004.

Transitional Small Business Disclosure Format (Check one): Yes NO X


                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                    FORM 10-QSB - QUARTER ENDED JULY 31, 2004
                                      INDEX

                                                                       Page

PART I   FINANCIAL INFORMATION.........................................

Item 1.  Financial Statements..........................................
            Balance Sheets at July 31, 2004 and
            April 30, 2004.............................................
         Statements of Operations for the
            Three Months Ended July 31, 2004 and July 31, 2003.........
         Statements of Stockholders' Equity (Deficiency)
            for the Period May 1, 2003 through July 31, 2004........
         Statements of Cash Flows for the Three Months
            Ended July 31, 2004 and July 31, 2003......................
         Notes to Financial Statements.................................
Item 2.  Management's Discussion and Analysis..........................
Item 3.  Controls and Procedures ......................................

PART II  OTHER INFORMATION.............................................

Item 2.  Changes in Securities........................................
Item 5            Other Information....................................
Item 6.  Exhibits and Reports on Form 8-K..............................

             SIGNATURES................................................

             CERTIFICATIONS............................................

             EXHIBITS..................................................



PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited balance sheet of the Registrant as of July 31, 2004, the audited balance sheet at April 30, 2004, and the unaudited statements of operations for the three months ended July 31, 2004 and July 31, 2003 follow. The financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.


                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                                 BALANCE SHEETS




                                               July 31,               April 30,
                                                 2004                   2004
                                             (unaudited)              audited
                                             -----------             ----------


Current assets:
       Cash                                  $       959          $    12,913
       Advance receivable                        233,902              247,041
                                               ---------            ---------
         Total current assets                    234,861              259,954
                                               =========            =========

                Total assets                 $   234,861          $   259,954
                                               =========            =========

LIABILITIES and STOCKHOLDERS' EQUITY DEFICIENCY

Current liabilities:
    Accounts Payable and Accrued Expenses     $   14,442          $    22,482
    Due to Officer                                    --               22,556
    Loan payable                                     100                  100
                                                  ------               ------
               Total current liabilities          14,542               45,138

Stockholders' equity (deficiency):

     Common stock, $.01 par, 10,000,000
      shares authorized; 4,071,532 shares
      issued and outstanding on July 31, 2004
      and April 30, 2004                           40,711              40,711

     Additional paid-in capital                   375,239             372,683
     Retained earnings(deficit)                  (195,631)           (198,578)
                                                  -------            --------
        Total stockholders' equity (deficiency)   220,319             214,816
                                                  -------            --------
       Total liabilities and stockholders'
        equity (deficiency)                   $   234,861        $    259,954
                                                  =======            ========

See accompanying Notes to Financial Statements


                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                    Unaudited

                                                    Three Months Ended
                                                          July 31,
                                                   2004              2003
                                                   ----              ----



Revenue                                         $       -        $       -

Cost of revenue                                         -                -
                                                 --------          -------

Gross profit                                            -                -
                                                 --------          -------

General and administrative expenses:
    Professional fees                                 233           41,685
    Other                                           1,182            1,102
                                                 --------          -------
                                                    1,415           42,787
                                                 --------         --------
Income before taxes                                 1,415           42,787
                                                 --------         --------
Other income (expense):
  Interest income                                   4,362               --

Income tax expense:

    Current                                           884               --
    Deferred                                    (     884)              --
                                                 --------         --------
Net Income(loss)                                $   2,947       $(  42,787)
                                                 ========         ========

Loss per share - basic and diluted              $    N/A         $  0.01
                                                   =====            ====

Weighted average shares outstanding             4,071,532         3,957,465
                                               ==========        ==========

See accompanying Notes to Financial Statements.


                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                FOR THE PERIOD MAY 1, 2003 THROUGH JULY 31, 2004


                         Common stock,      Additional   Retained
                            $.01  par        paid-in     earnings
                      Shares       Amount    capital     (deficit)       Total
                    ---------      ------    -------     --------        -----

Balance 05/01/03    3,857,397   $  38,569 $   85,637   $( 171,562)   $(  47,356)

Shares issued for
 Cash                 204,135       2,042    279,646           --       281,688

Shares issued for
 Services              10,000         100      7,400           --         7,500

Net Loss                   --          --         --   (   27,016)    (  27,016)
                    ---------    --------   --------    ---------      --------
Balance 04/30/04    4,071,532   $  40,711  $ 372,683  $(  198,578)    $ 214,816


Forgiveness of debt        --          --      2,556           --         2,556

Net Income                 --          --         --        2,947         2,947
                    ---------    --------   --------    ---------      --------
Balance 07/31/04    4,071,532   $  40,711  $ 375,239  $(  195,631)    $ 220,319
                    =========    ========   ========     ========      ========


See accompanying Notes to Financial Statements.



                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   Unaudited

                                               Three Months Ended July 31,
                                                 2004               2003
                                                -----               ----
Reconciliation of net loss to net cash
 provided by (used in) operating
   activities:

Net gain/(loss)                              $    2,947          $ ( 42,787)
                                               --------           ---------
Adjustments to reconcile net loss to
 net cash provided by (used in)
 operating activities:
   Accounts payable                            (  8,040)            11,966
   Advances Receivable                           13,139         (  253,080)
                                               --------          ---------
       Total adjustments                          5,099         (  241,114)
                                               --------          ---------
Net cash provided by (used in)
   operating activities                           8,046          ( 283,901)
                                               --------          ---------
Investing activities:

   Net cash used by investing activities             --                 --
                                               --------           --------
Financing activities:
    Proceeds from issuance of common stock           --            281,688
    Loan payable                               ( 20,000)                --
                                               --------           --------
  Net cash provided by financing activities    ( 20,000)           281,688
                                               --------           --------

Increase (decrease) in cash, net               ( 11,954)          (  2,213)

Cash, beginning of period                        12,913              4,861
                                               --------           --------
Cash, end of period                          $      959         $    2,648
                                               ========           ========

Cash paid during the three months ended July 31:

                                            2004           2003

Interest paid                                -0-           - 0-
Income Taxes                                 -0-           - 0-


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

FOR THE THREE MONTHS ENDED JULY 31, 2004:


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

For at least the last three fiscal years, the Company has essentially been a "shell" corporation with no assets and limited liabilities. During this period, the Company's management limited the Company's activities to seeking to consummate a business combination with a profitable privately owned company. Despite several attempts, no business combination was concluded by the Company during the four fiscal years ended April 30, 2004. Subsequent to the year end the Company has entered into a reverse merger agreement with a Swiss Company (See note 6).

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


NOTE 3 - PRIVATE OFFERING

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


NOTE 4. GOING CONCERN BASIS AND FUTURE PLANS

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

NOTE 5.  PLAN OF OPERATION

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

As of July 31, 2004, the amount owed to the officer was $0. The officer was paid $20,000 during the quarter and the balance of $2,556 was forgiven.


NOTE 6 - PENDING BUSINESS COMBINATION

On June 2, 2003, the Registrant's Board of Directors and the holders of 61% of the issued and outstanding shares of the Registrant's common stock adopted resolutions by consent pursuant to Section of 14A:5-6 the New Jersey Statutes Annotated in lieu of a meeting of the shareholders of the Registrant (the "Consent"). In the Consent, the Registrant's Board of Directors was authorized to take the following actions without further vote or action by the stockholders of the Registrant:

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations

Revenues. The Registrant had no revenues during either the three month period ended July 31, 2004 ("3M4") or the three month period ended July 31, 2003 ("3M3").

Commencing on November 30, 2001, the Registrant's general and administrative expenses were entirely attributable to keeping the Registrant current in its reporting obligation under the 34 Act, its tax and good standing obligations to the State of New Jersey, the payment of transfer agent fees and incidental overhead expenses.

During the three month period ending July 31, 2004, and 2003, the Registrant recognized a net income/loss of $ 2,947 and $(42,787), respectively. The net income was attributable to interest income accrued on a note receivable. The net loss was principally the result of accrued franchise tax obligations, professional fees and related overhead expenses. The amount of general and administrative expenses in 3M4 and 3M3 were $1,415 and $42,787 , respectively. Because of collection time-limitations provided in the federal tax laws, prior periods payroll taxes are no longer a liability of the Registrant. The
Registrant does not anticipate sales of any products or service in the foreseeable future other than those of a potential merger partner.

During the three month period ended July 31, 2004, the Registrant experienced a $41,372 or 97% decrease in general and administrative expenses. This increase was principally attributable to expenses pertaining to professional services. During the two fiscal years ended April 30, 2004, the economic viability of the Registrant was and continues to be entirely dependent upon the Registrant's ability to raise capital through private offerings, loans and the consummation of a business combination.

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

As of July 31, 2004, the Registrant had cash of $959. As of April 30, 2004, and principally as a result of the Registrant's private placement of 1,000,000 shares at $.05 per share, the Registrant has cash of $12,913.

During the fiscal year ended April 30, 2004 we lent the prospective business combination company (Ovale) $253,080 of which $17,500 was repaid in the fiscal year ending April 30, 2004 and an additional $17,500 was reapid in the three months ended July 31, 2004. The loan is due over a period of two years and yields interest at 8% per annum.

The Registrant's current liabilities as of July 15, 2004 and April 30, 2004, were $14,542 and $45,138, respectively. The decrease was primarily due to the payment of $20,000 due to a former officer and the forgiveness of debt to this officer in the amount of $2,556.

The Registrant is authorized to issue up to 10,000,000 shares of its Common Stock. As of July 31, 2004, there were 4,071,532 shares of the Registrant's Common Stock issued and outstanding, and increase of 214,135 shares from April 30, 2003.

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


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Registrant has been named in an action commenced by Joseph Petito, the former President and principal stockholder of the Registrant in the United
States District Court, Eastern District of New York, Index No. 03 CV 5024. In addition to the Registrant, the complaint names James T. Patten, Roger M. Rosenberg, Irwin Pearl, Judy Cabrera, Thomas F. Ryan, Stan Smith, Greater Metropolitan Investment Services, Inc. and several unnamed individuals and entities. The plaintiff is seeking monetary damages for breach of contract and injunctive relief, and alleges fraud and deceit by defendants Patten, Rosenberg and Pearl. The Registrant and Mr. Pearl, the only two defendants served in the action, have entered into two separate stipulations extending the deadline for defendants to respond to May 17, 2004. The Registrant denies all allegations in the complaint other than it owes approximately $22,000 to Mr. Petito under the November 30, 2001 Settlement Agreement with Mr. Petito. In the quarter ending July 31, 2004 the Company settled with Mr. Petito and the amount of $20,000 was paid which satisfied the debt in full.

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

September 20, 2004



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

Date: September 20, 2004

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

Date: September 20, 2004

/s/  Irwin Pearl
-----------------------
Chief Financial Officer


                                  EXHIBIT 99.2

                            Certified Services, Inc.;
                      CERTIFICATION PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Orion Diversified Technologies, Inc. on Form 10-Q for the quarterly period ended July 31, 2004, as filed with the Securities and Exchange Commission on September 18, 2004 (the "Report"), the undersigned, in the capacities and on the dates indicated below, each hereby certify pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Certified Services, Inc.

Date: September 20, 2004

/s/  Irwin Pearl
-----------------------
Chief Executive Officer

Date: September 20, 2004

/s/  Irwin Pearl
-----------------------
Chief Financial Officer