Form 10QSB
period 2004-10-31
ORION DIVERSIFIED TECHNOLOGIES INC
filed 2004-12-15
CIK 32284

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D. C. 20549

                                   Form 10Q-SB


(Mark One)

 ..X..Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 2004

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

Common Stock, $.001 par value 4,081,532 shares at October 31, 2004.

Transitional Small Business Disclosure Format (Check one): Yes NO X


                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                  FORM 10-QSB - QUARTER ENDED OCTOBER 31, 2004
                                      INDEX

                                                                       Page

PART I   FINANCIAL INFORMATION.........................................

Item 1.  Financial Statements..........................................
            Balance Sheets at October 31, 2004 and
            April 30, 2004.............................................
         Statements of Operations for the
            Six Months Ended October 31, 2004 and October 31, 2003.....
         Statements of Operations for the
            Three Months Ended October 31, 2004 and October 31, 2003... Statements of Stockholders' Equity (Deficiency)
            for the Period May 1, 2003 through October 31, 2004........
         Statements of Cash Flows for the Six Months
            Ended October 31, 2004 and October 31, 2003................
         Notes to Financial Statements.................................
Item 2.  Management's Discussion and Analysis..........................
Item 3.  Controls and Procedures ......................................

PART II  OTHER INFORMATION.............................................

Item 2.  Changes in Securities.........................................
Item 6.  Exhibits and Reports on Form 8-K..............................

             SIGNATURES................................................

             CERTIFICATIONS............................................

             EXHIBITS..................................................



PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited balance sheet of the Registrant as of October 31, 2004, the audited balance sheet at April 30, 2004, and the unaudited statements of operations for the six months ended October 31, 2004 and October 31, 2003 follow. The financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.


                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                                 BALANCE SHEETS


                                            October 31,            April 30,
                                                2004                 2004
                                            (unaudited)            audited
                                            -----------           ---------
                                     ASSETS

Current assets:
  Cash                                       $     2,203          $    12,913
  Advance receivable and accrued interest        238,263              247,041
                                               ---------            ---------
     Total current assets                        240,466              259,954
                                               ---------            ---------
     Total assets                            $   240,466          $   259,954
                                               =========            =========


                LIABILITIES and STOCKHOLDERS' EQUITY DEFICIENCY

Current liabilities:
  Accounts Payable and Accrued Expenses      $    23,635          $    22,482
  Due to Officer                                      --               22,556
  Loan payable                                       100                  100
                                                 -------             --------
    Total current liabilities                     23,735               45,138

Stockholders' equity (deficiency):

  Common stock, $.01 par, 10,000,000
   shares authorized; 4,081,532 shares
   issued and outstanding on October 31, 2004
   and 4,071,532 on April 30, 2004                40,811              40,711

  Additional paid-in capital                     378,639             372,683
  Retained earnings(deficit)                    (202,719)           (198,578)
                                                 -------            --------
    Total stockholders' equity (deficiency)      216,731             214,816
                                                 -------            --------
    Total liabilities and stockholders'
     equity (deficiency)                     $   240,466        $    259,954
                                                 =======            ========

See accompanying Notes to Financial Statements


                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                    Unaudited

                                                     Six Months Ended
                                                         October 31,
                                                   2004              2003
                                                   ----              ----



Revenue                                         $       -        $       -

Cost of revenue                                         -                -
                                                 --------          -------

Gross profit                                            -                -
                                                 --------          -------

General and administrative expenses:
    Professional fees                              11,473           19,208
    Other                                           1,391            3,986
                                                 --------          -------
                                                   12,864           23,194
                                                 --------         --------
Operating Loss                                   ( 12,864)        ( 23,194)
                                                 --------         --------
Other income (expense):
  Interest income                                   8,723            1,687

Income (Loss) before income taxes                (  4,141)       (  21,507)

Income tax expense:
    Current                                            --               --
    Deferred                                           --               --
                                                  --------         --------
Net Income(loss)                               $ (  4,141)      $(  21,507)
                                                 ========         ========

Loss per share - basic and diluted              $( 0.001)        $  (0.01)
                                                   =====             ====

Weighted average shares outstanding             4,081,532         3,959,465
                                               ==========        ==========

See accompanying Notes to Financial Statements.


                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                    Unaudited

                                                     Three Months Ended
                                                         October 31,
                                                   2004              2003
                                                   ----              ----



Revenue                                         $       -        $       -

Cost of revenue                                         -                -
                                                 --------          -------

Gross profit                                            -                -
                                                 --------          -------

General and administrative expenses:
    Professional fees                              11,240         ( 22,477)
    Other                                             209            2,884
                                                 --------          -------
                                                   11,449         ( 19,593)
                                                 --------         --------
Operating Loss                                   ( 11,449)        ( 19,593)
                                                 --------         --------
Other income (expense):
  Interest income                                   4,361            1,687

Income (Loss) before income taxes                (  7,088)          21,280

Income tax expense:
    Current                                            --               --
    Deferred                                           --               --
                                                  --------        --------
Net Income(loss)                               $ (  7,088)      $   21,280
                                                 ========         ========

Loss per share - basic and diluted              $( 0.001)        $  (0.01)
                                                   =====             ====

Weighted average shares outstanding             4,081,532         3,959,465
                                               ==========        ==========

See accompanying Notes to Financial Statements.



                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
              FOR THE PERIOD MAY 1, 2003 THROUGH OCTOBER 31, 2004


                         Common stock,      Additional   Retained
                            $.01  par        paid-in     earnings
                      Shares       Amount    Capital     (deficit)       Total
                    ---------      ------    -------     --------        -----

Balance 05/01/03    3,857,397   $  38,569 $   85,637   $( 171,562)   $(  47,356)

Shares issued for
 Cash                 204,135       2,042    279,646           --       281,688

Shares issued for
 Services              10,000         100      7,400           --         7,500

Net Loss                   --          --         --   (   27,016)    (  27,016)
                    ---------    --------   --------    ---------      --------
Balance 04/30/04    4,071,532   $  40,711  $ 372,683  $(  198,578)    $ 214,816


Forgiveness of debt        --          --      2,556           --         2,556

Shares issued for
 Cash                  10,000         100      3,400           --         3,500

Net Loss                   --          --         --   (    4,141)     (  4,141)
                    ---------    --------   --------    ---------      --------
Balance 10/31/04    4,081,532   $  40,811  $ 378,639  $(  202,719)    $ 216,731
                    =========    ========   ========     ========      ========


See accompanying Notes to Financial Statements.



                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   Unaudited

                                               Six Months Ended October 31,
                                                 2004               2003
                                                -----               ----
Reconciliation of net loss to net cash
 provided by (used in) operating
   activities:

Net gain/(loss)                              $(  4,141)        $(   21,507)
                                               --------           --------
Adjustments to reconcile net loss to
 net cash provided by (used in)
 operating activities:
   Accounts payable                               1,154             17,878
   Due to officer                                    --         (   27,444)
   Advances Receivable                           17,500         (  253,080)
   Interest receivable                         (  8,723)        (    1,687)
                                               --------          ---------
       Total adjustments                          9,931         (  264,333)
                                               --------          ---------
Net cash provided by (used in)
   operating activities                           5,790          ( 285,840)
                                               --------          ---------
Investing activities:

   Net cash used by investing activities             --                 --
                                               --------           --------
Financing activities:
    Proceeds from issuance of common stock        3,500            281,688
    Loan payable                               ( 20,000)                --
                                               --------           --------
  Net cash provided by financing activities    ( 16,500)           281,688
                                               --------           --------

Increase (decrease) in cash, net               ( 10,710)          (  4,152)
Cash, beginning of period                        12,913              4,861
                                               --------           --------
Cash, end of period                          $    2,203         $      709
                                               ========           ========

Cash paid during the three months ended October 31:

                                            2004           2003

Interest paid                                -0-           - 0-
Income Taxes                                 -0-           - 0-


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

FOR THE SIX MONTHS ENDED OCTOBER 31, 2004:


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



                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3. GOING CONCERN BASIS AND FUTURE PLANS

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


NOTE 4. PENDING BUSINESS COMBINATION

On September 15, 2004, the Registrant, and the holders of all of the outstanding capital stock (the "Holders") of Ovale S.A., a Swiss corporation ("Ovale"), entered into a Share Exchange Agreement that amended, restated and replaced their prior agreements (the "New Agreement"). Which, when completed will be accounted for as a Reverse Acquisition. Pursuant to the New Agreement, the Holders agreed to tender to the Registrant all of the 100 issued and outstanding shares of Class A common stock, 1,000 CHF (i.e., Swiss Francs) par value, and all 150 issued and outstanding shares of Class B common stock, 5,000 CHF par value, of Ovale in exchange for an aggregate of 10,608,100 shares of common stock of the Registrant.

In addition, certain Class A Shareholders of Ovale who borrowed CHF 50,000 from the Registrant in June, 2003 (the "June Borrowers") and Vladimir Fabert, Ovale's President and principal stockholder ("Fabert") who arranged for a loan to be made to Ovale for a maximum of (euro)700,000 (the "Fabert-Ovale Loan") agreed that at the closing: (i) Fabert shall accept 1.667 shares of the Registrant's common stock for each Euro lent to Ovale by the Registrant as payment of the Fabert-Ovale Loan; and (ii) the June Borrowers shall accept CHF50,000 as additional payment for their Class A Ovale shares in full satisfaction of their loan. The foregoing is hereinafter referred to as the (the "Share Exchange"). As a result, and at the closing of the Share Exchange, Ovale will become a wholly owed subsidiary of the Registrant, and the Holders will collectively own approximately 75% of the total number of shares of the Registrant's common stock expected to be issued and outstanding as of that date. The transaction with the Holders is being accounted for as a reverse acquisition. The Agreement, which contains the customary representations and warranties, requires Ovale to furnish the Registrant with audited financial statements. Following the closing of the Share Exchange with Ovale, of which there can be no assurance: (i) Messrs. Vladimir Fabert and Gilles Neveau will be elected as the Registrant's principal executive officers and as members of the Registrant's Board of Directors; (ii) the Registrant will elect a Chief Financial Officer; (iii) Irwin Pearl will remain as a member of the Registrant's Board of Directors; and (iv) the Registrant will become principally engaged in the design and distribution of high quality infant clothing, gifts and accessories.

On November 8, 2004, the Registrant, Ovale and the Holders entered into an amendment (the "Amendment") to the New Agreement. Pursuant to the Amendment, the parties agreed to consummate the business combination made the subject of the New Agreement in two closings. At the first closing, scheduled to take place as soon as practicable, the Registrant shall cause the original issuance and delivery to a designated Swiss escrow agent of an aggregate of 5,900,000 shares of its common stock, $.01 par value per share. Such shares are to be held in escrow until the completion of all but three of the conditions precedent to closing enumerated in the New Agreement have been satisfied. The remaining three conditions, i.e., the delivery of the Ovale financials statements required by the New Agreement, the authorization from the Registrant's shareholders to amend its charter and the filing of an appropriate amendment to the Registrant's Certificate of Incorporation are to be satisfied at the second closing. At the second closing, the Registrant shall deliver the remaining 5,875,000 shares of its common stock, $.01 par value per share to the individual Ovale shareholders in exchange for all of the Ovale shares being held in escrow by the Swiss escrow agent. Finally, the Amendment provided that the Registrant's Board of Directors shall remain in tact until the second closing. On November 19, 2004, the Registrant caused the original issuance and delivery into escrow of the 5,900,0000 shares of its common stock necessary to implement the first closing.


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

Results of Operations

Revenues. The Registrant had no revenues during either the six month period ended October 31, 2004 ("6M4") or the six month period ended October 31, 2003 ("6M3").

Commencing on November 30, 2001, the Registrant's general and administrative expenses were entirely attributable to keeping the Registrant current in its reporting obligation under the 34 Act, its tax and good standing obligations to the State of New Jersey, the payment of transfer agent fees and incidental overhead expenses.

During the six month period ending October 31, 2004, and 2003, the Registrant recognized a net loss of $4,141 and $21,507, respectively. The only income was attributable to interest income accrued on a note receivable. The net loss was principally the result of accrued franchise tax obligations, professional fees and related overhead expenses. The amount of general and administrative expenses in 6M4 and 6M3 were $12,864 and $23,194 , respectively. The Registrant does not anticipate sales of any products or service in the foreseeable future other than those of a potential merger partner.

During the six month period ended October 31, 2004, the Registrant experienced a $10,330 or 45% decrease in general and administrative expenses. This decrease was principally attributable to expenses pertaining to professional services. During the two fiscal years ended April 30, 2004, the economic viability of the Registrant was and continues to be entirely dependent upon the Registrant's ability to raise capital through private offerings, loans and the consummation of a business combination.


Financial Condition

As of October 31, 2004, the Registrant had cash of $2,203. As of April 30, 2004, and principally as a result of the Registrant's private placement of 1,000,000 shares at $.05 per share, the Registrant has cash of $12,913.

During the fiscal year ended April 30, 2004 we lent the prospective business combination company (Ovale) $253,080 of which $17,500 was repaid in the fiscal year ending April 30, 2004 and an additional $17,500 was repaid in the three months ended July 31, 2004. The loan is due over a period of two years and yields interest at 8% per annum.

The Registrant's current liabilities as of October 31, 2004 and April 30, 2004, were $23,735 and $45,138, respectively. The decrease was primarily due to the payment of $20,000 due to a former officer and the forgiveness of debt to this officer in the amount of $2,556.

The Registrant is authorized to issue up to 10,000,000 shares of its Common Stock. As of October 31, 2004, there were 4,081,532 shares of the Registrant's Common Stock issued and outstanding, and increase of 214,135 shares from April 30, 2003.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

       31   Certification Pursuant to Section 302 of the Sarbanes-Oxley
                    Act of 2002

       32   Certification Pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002

(b) Reports on Form 8-K:

During the six months covered by this Report, the Registrant filed one Report on Form 8-K, its Form 8-K dated September 15, 2004, reporting the execution of the September 15, 2004 Share Exchange Agreement with Ovale, S.A.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORION DIVERSIFIED TECHNOLOGIES, INC.

By:  /s/ Irwin Pearl
------------------------------------
Irwin Pearl, Chief Executive Officer

December 15, 2004