Form 10KSB
period 2005-04-30
ORION DIVERSIFIED TECHNOLOGIES INC
filed 2005-08-18
CIK 32284

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2005

Commission File No. 0-4006

ORION DIVERSIFIED TECHNOLOGIES, INC.
( Exact name of registrant as specified in its charter)

New Jersey	22-1637978
(State or other jurisdiction	(IRS Employer Identification No.)
Of incorporation or organization)

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

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of July 26, 2005, was approximately:$2,182,480

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Common Stock, $.01 Par Value, 7,312,532 shares

DOCUMENTS INCORPORATED BY REFERENCE
None

Orion Diversified Technologies, Inc.
Form 10-KSB Annual Report

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

The Registrant’s address is 630 Shore Road, Suite 505, Long Beach, NY 11561, and its telephone and facsimile numbers are (516) 431-1942 and (516) 431-1907, respectively.

Recent Developments

Ovale S.A Business Combination

On September 15, 2004, the Registrant, and the holders of all of the outstanding capital stock (the "Holders") of Ovale S.A., a Swiss corporation ("Ovale"), entered into a reverse acquisition Share Exchange Agreement that amended, restated and replaced their prior agreements (the "New Agreement"). Pursuant to the New Agreement, the Holders agreed to tender to the Registrant all of the 100 issued and outstanding shares of Class A common stock, 1,000 CHF (i.e., Swiss Francs) par value, and all 150 issued and outstanding shares of Class B common stock, 5,000 CHF par value, of Ovale in exchange for an aggregate of 10,608,100 shares of common stock of the Registrant.

In addition, certain Class A Shareholders of Ovale who borrowed CHF 50,000 from the Registrant in June, 2003 (the “June Borrowers”) and Vladimir Fabert, Ovale's President and principal stockholder ("Fabert") who arranged for a loan to be made to Ovale for a maximum of €700,000 (the “Fabert-Ovale Loan”) agreed that at the closing: (i) Fabert shall accept 1.667 shares of the Registrant's common stock for each Euro lent to Ovale by the Registrant as payment of the Fabert-Ovale Loan; and (ii) the June Borrowers shall accept CHF50,000 as additional payment for their Class A Ovale shares in full satisfaction of their loan. The foregoing is hereinafter referred to as the (the "Share Exchange"). As a result, and at the closing of the Share Exchange, Ovale will become a wholly owed subsidiary of the Registrant, and the Holders will collectively own approximately 75% of the total number of shares of the Registrant's common stock expected to be issued and outstanding as of that date. The transaction with the Holders is being accounted for as a reverse acquisition. The Agreement, which contains the customary representations and warranties, requires Ovale to furnish the Registrant with audited financial statements. Following the closing of the Share Exchange with Ovale, of which there can be no assurance: (i) Messrs. Vladimir Fabert and Gilles Neveau will be elected as the Registrant's principal executive officers and as members of the Registrant's Board of Directors; (ii) the Registrant will elect a Chief Financial Officer; (iii) Irwin Pearl will remain as a member of the Registrant's Board of Directors; and (iv) the Registrant will become principally engaged in the design and distribution of high quality infant clothing, gifts and accessories.

On November 8, 2004, the Registrant, Ovale and the Holders entered into an amendment (the "Amendment") to the New Agreement. Pursuant to the Amendment, the parties agreed to consummate the business combination made the subject of the New Agreement in two closings. At the first closing, which took place on November 19, 2004, the Registrant delivered 5,900,000 shares of its common stock, $.01 par value per share, to Frederic, Cottier, the designated Swiss escrow agent. An aggregate of 2,669,541 of these shares are being held in escrow until the second closing when the same shall be delivered to Vladimir Fabert (1,949,541 shares) and Alexandre Fabert, his wife (720,000 shares). An aggregate of 1,166,900 shares were delivered to the owners of the Orion-Ovale loan and 2,063,559 shares were delivered to the Ovale shareholders in proportion to their interests in Ovale. Also, the Orion-Ovale loan was assigned to Orion, all issued and outstanding shares of Ovale were delivered to Ovale’s counsel until the second closing, and €443,894 held in trust in Switzerland, was released to Ovale for use in its business. At the second closing, the Registrant shall deliver the remaining 5,875,000 shares of its common stock, $.01 par value per share to the individual Ovale shareholders in exchange for all of the Ovale shares AND Mr. Cottier will deliver the 2,669,541 shares as aforesaid. Finally, the Amendment provided that the Registrant's Board of Directors shall remain in tact until the second closing. As previously reported in the Registrant's Form 10-KSB for the fiscal year ended April 30, 2004, the transaction with Ovale was previously approved by a majority of the Registrant's shareholders.

Business of the Registrant

For at least the last three fiscal years, the Registrant has essentially been a "shell" corporation with no assets and limited liabilities. During this period, the Registrant's management limited the Registrant's activities to seeking to consummate a business combination with a profitable privately owned company. Despite several attempts, no business combination was concluded by the Registrant during the three fiscal years ended April 30, 2005.

Until September 15, 2004, the Registrant may have been deemed to be a blank check company. As defined in Section 7(b)(3) of the Securities Act of 1933, as amended (the "Act"), a "blank check" company is a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or an acquisition with an unidentified company or companies and is issuing "penny stock" securities as defined in Rule 3(a)(51) of the Securities Exchange Act of 1934, as amended (the "34 Act"). The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies.

In the event the proposed transaction with Ovale does not close, the Registrant will attempt to identify and negotiate with a business target for the merger of that entity with and into the Registrant. In certain instances, a target company may wish to become a subsidiary of the Registrant or may wish to contribute or sell assets to the Registrant rather than to merge. No assurances can be given that the Registrant will be successful in identifying or negotiating with any target company. The Registrant seeks to provide a method for a foreign or domestic privately owned company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

Similar to the proposed transaction with Ovale, a business combination with a target company will normally involve the transfer to the target company of the majority of the issued and outstanding common stock of the Registrant, and the substitution by the target company of its own management and board of directors. No assurances can be given that the Registrant will be able to enter into a business combination, or, if the Registrant does enter into such a business combination no assurances can be given as to the terms of a business combination, or as to the nature of the target company.

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

Speculative Nature of the Registrant's Proposed Operations. The success of the Registrant's proposed reverse acquisition business combination with Ovale will depend to a great extent on the operations, financial condition and management of Ovale. There can be no assurance that Ovale will be successful in its proposed high end infant's clothing and giftware business.

Continued Management Control, Limited Time Availability. While seeking to close the business combination with Ovale, management anticipates devoting up to five (5) hours per month to the business of the Registrant. The Registrant's only two executive officers and directors are Mr. Irwin Pearl, the President, Secretary and Chief Financial Officer, and Mr. Thomas F. Regan, the Vice President, neither of whom have entered into written employment agreements with the Registrant or are expected to do so in the foreseeable future. The Registrant has not obtained key man life insurance on its officers and directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of its President, Mr. Irwin Pearl, would adversely affect development of the Registrant's business and its likelihood of consummating a business combination.

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

ITEM 2. DESCRIPTION OF PROPERTY

Rental Premises. The Registrant has been dormant since 1997. During the fiscal year ended April 30, 2005, and through the date of this Report, the Registrant had no properties nor did it enter into any agreement or arrangements to acquire any properties. On December 1, 2001, the Registrant relocated its executive offices to 630 Shore Road, Suite 505, Long Beach, NY 11561 on a temporary basis. The Registrant has the use of approximately 100 square feet of space rent free on a month to month basis. The Registrant's temporary space is adequate for the Registrant's present needs, and its management expects that the Registrant will continue this arrangement until the completion of an acquisition or merger.

ITEM 3. LEGAL PROCEEDINGS

On December 5, 2003, and as previously reported in the Registrant's Form 10-QSB Quarterly Report of the nine months ended January 31, 2004, the Registrant was served with a summons and complaint by Joseph Petito, the Registrant's former President and principal stockholder, in a suit entitled Petito v. James T. Patten, et. al. in the United States District Court, Eastern District of New York (the “Action).  The plaintiff has alleged that the Registrant and certain of its officers, directors and shareholders have failed to pay the Plaintiff for his majority share ownership in the Registrant, failed to issue Plaintiff a replacement share certificate and sought treble damages in the amount of $4,609,000. The time for the Registrant to file a response has not yet expired.  Aside from approximately $22,556 in which is owed to Mr. Petito under the November 30, 2001 Option Agreement reported in the Registrant's Form 10-KSB Annual Report for the fiscal year ended April 30, 2005, the Registrant viewed the plaintiff’s claims as baseless. In August 2004, and in consideration of the sum of $20,000 paid to him by the Registrant, the Registrant received a general release from Mr. Petito and a stipulation discontinuing the Action with prejudice.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Neither during the fourth quarter of the fiscal year ended April 30, 2005, nor at any time since August 15, 1994, did the Registrant conduct an Annual Meeting of its stockholders pursuant to definitive proxy materials under Regulation 14 A under the 34 Act, or otherwise.

PART II

ITEM 5. MARKET FOR COMMON STOCK EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information.

Since approximately November 1996, the Registrant's common stock, its only class of equity securities, has been traded in the over-the-counter market in the pink sheets under the symbol ORDT.OB. The following table sets forth the range of high and low bid price information for the common stock as reported by the National Quotation Bureau, Inc. for each fiscal quarter for the past two fiscal years. High and low bid quotations represent prices between dealers without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	HIGH	LOW

Fiscal 2005:
FIRST QUARTER

May 1st thru July 31, 2004	$ 1.01	$ .70

SECOND QUARTER
August 1st thru October 31, 2004	1.55	.60

THIRD QUARTER
November 1st thru January 31, 2005	2.00	1.20

FOURTH QUARTER
February 1st thru April 30, 2005	2.25	.55

Fiscal 2004:
FIRST QUARTER
May 1st thru July 31, 2003	1.70	1.00

SECOND QUARTER
August 1st thru October 31, 2003	1.15	1.00

THIRD QUARTER
November 1st thru January 31, 2004	1.15	.75

FOURTH QUARTER
February 1st thru April 30, 2004	1.50	.75

(b) Holders. As of April 30, 2005, the approximate number of holders of record of shares of the Registrant's Common Stock,$.01 par value per share, the Registrant's only class of trading securities, was believed by management to be as follows:

Title of Class	Number of Record Holders

Common Stock, $.01 par	335

Management believes there are many shareholders whose securities are held in street name with various brokerage houses. The exact number of shareholders is unknown to the Registrant.

(c) Dividends.

The Registrant has paid no dividends during the fiscal years ended April 30, 2004, and April 30, 2005. Other than the requirements of the New Jersey Business Corporation Act that dividends be paid out of capital surplus only and that the declaration and payment of a dividend not render the Registrant insolvent, there are no restrictions on the Registrant's present or future ability to pay dividends.

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

Results of Operations

During the two fiscal years ended April 30, 2005, and 2004, the Registrant had discontinued all operations and did not earn any revenues.

Commencing on November 30, 2001, the Registrant's general and administrative expenses were entirely attributable to keeping the Registrant current in its reporting obligation under the 34 Act, its tax and good standing obligations to the State of New Jersey, the payment of transfer agent fees and incidental overhead expenses.

The Registrant did not conduct any research and development or selling and marketing activities in the two fiscal years ended April 30, 2005, and 2004. The Registrant is not currently conducting any research and development or selling and marketing activities.

During the two fiscal years ended April 30, 2005, and 2004, the Registrant recognized a net loss of $(6,045) and $(27,016), respectively. The net losses were principally the result of accrued franchise tax obligations, professional fees and related overhead expenses. The amount of general and administrative expenses in 2005 and 2004 were $23,491 and $38,477, respectively. Because of collection time-limitations provided in the federal tax laws, prior periods payroll taxes are no longer a liability of the Registrant. The Registrant does not anticipate sales of any products or service in the foreseeable future other than those of a potential merger partner.

During the fiscal year ended April 30, 2005, the Registrant experienced a decrease of $14,986 or 64% decrease in general and administrative expenses from $38,477 in 2005 compared to $23,491 in 2004. This increase was principally attributable to expenses pertaining to professional services. During the two fiscal years ended April 30, 2005, the economic viability of the Registrant was and continues to be entirely dependent upon the Registrant's ability to raise capital through private offerings, loans and the consummation of a business combination.

On November 30, 2001, and as disclosed herein under Item 1, Mr. Petito entered into an option agreement with the James T. Patten as Option Holder. Under the option agreement, the Option Holder was given the right to purchase all of the Option Shares owned by Mr. Petito. On the same day, Mr. Petito and Mr. Irwin Lampert resigned as executive officers and directors of the Registrant in favor of Mr. Irwin Pearl and Mr. Thomas F. Regan as President, Secretary and Chief Financial Officer and Vice President, respectively. Pursuant to the terms and conditions of the agreement, the Registrant commenced a best efforts private offering of 3,000,000 shares of its common stock at $.05 per share. During the fiscal year ended April 30, 2005, and as hereinafter indicated in Item 12, the Registrant sold an aggregate of 2,000,000 shares to Parthian Securities SA (1,000,000 shares), Grove Partners (500,000 shares) and Gable International Investments, Ltd. (500,000 shares). The proceeds from these sales were utilized to pay the Registrant=s accrued general and administrative expenses. The right to acquire the Option Shares was assigned to seven non-affiliated individuals and an entity who subsequently exercised the same on or about March 31, 2003. As a result of the foregoing, the Registrant underwent a change of control. The future of the Registrant is entirely dependent on management's ability to secure a business combination partner or establish profitable operations.

Financial Condition

In 1997, the Registrant changed its direction from investment in real estate to finding a merger partner.

As of April 30, 2005, the Registrant had cash of $1,453. As of April 30, 2004, and principally as a result of the Registrant's private placement of 1,000,000 shares at $.05 per share. The Registrant has cash of $12,913.

During the fiscal year ended April 30, 2004 we lent the prospective business combination company (Ovale) $253,080 of which $17,500 was repaid. The loan is due over a period of two years and yields interest at 8% per annum.

The Registrant's current liabilities as of April 30, 2005 and 2004 were $33,613 and $45,138, respectively.

In the fiscal year ending April 30, 2004 the liability was reduced by an offset in the amount of $27,444 in liabilities that were incurred pertaining to professional fees and franchise taxes which occurred during Mr. Petito's control of the Company. During the fiscal year April 30, 2005, $20,000 was paid to Mr. Petito in full satisfaction of any liability owed to him.

The Registrant is authorized to issue up to 10,000,000 shares of its Common Stock. As of April 30, 2005, there were 7,312,532 shares of the Registrant's Common Stock issued and outstanding, and increase of 3,241,000 shares from April 30, 2004.

Employees

Other than the non-compensated officers of the Registrant there are no other employees.

Capital Expenditures

The Registrant did not have any material commitments for capital expenditures at April 30, 2005 or 2004.

Effects of Inflation

The Registrant believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Registrant's financial position or operating results.

ITEM 7. FINANCIAL STATEMENTS

Financial statements meeting the requirements of Item 310 of Regulation S-B, for the two fiscal years ending April 30, 2005 and 2004 were audited by Bloom & Co. LLP.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A. DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of April 30, 2005 was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer (“the Certifying Officers”). Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is accumulated and communicated to management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions and timely reporting regarding required disclosure.

(b) Changes in internal controls

There was no change to the Company’s internal control over financial reporting during the year ended April 30, 2005 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information

There was no information to be disclosed on Form 8K that was not reported.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE 34 Act

(a) Identify Directors and Executive Officers.

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors of the Registrant; (2) all positions and offices with the Registrant held by each such person; (3) the term or office of each person named as a director; and 4) any period during which he or she has served:
Duration and
	Date of	Position &	Age and
	Expiration of	Office with	Director
Name	Present Term	Registrant	Since

Irwin Pearl	One year
	Next Annual	President, Chief Financial Officer and	62, 11/30/01
	Meeting	Director

Thomas F. Regan	One year
	Next Annual	President and	62, 11/30/01
	Meeting	Director
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

ITEM 10. EXECUTIVE COMPENSATION.

(a) General

(1) through (7) All Compensation Covered. During the three fiscal years ended April 30, 2005, no compensation was paid to, accrued or set aside for any executive officer or director of the Registrant.

(b) Summary Compensation Table

SUMMARY COMPENSATION TABLE
Annual Compensation				Long-Term Compensation
					Restricted	Securities
					Stock	Underlying LTI
Name	Year	Salary	Bonus	Other	Award(s)	Options	Pay

Irwin Pearl	2003	-0-	None	None	None	None	None
Thomas Regan	2003	-0-	None	None	None	None	None
Irwin Pearl	2004	-0-	None	None	None	None	None
Thomas Regan	2004	-0-	None	None	None	None	None
Irwin Pearl	2005	-0-	None	None	None	None	None
Thomas Regan	2005	-0-	None	None	None	None	None
_________________

(c) Option/SAR Grant Table. During the fiscal year ended April 30, 2005, the Registrant made no grants of stock options or freestanding SAR's.

(d) Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table. No stock options or freestanding SAR's are issued or outstanding. Accordingly, and during the fiscal year ended April 30, 2005, no stock options or freestanding SAR's were exercised. Notwithstanding the foregoing, an aggregate of 1,000,000 shares of the Registrant's Common Stock, $.01 par value per share continue to be reserved for issuance pursuant to the Registrant's long-term incentive plan adopted by the Registrant's Board of Directors in August, 1990, but never ratified and approved by the Registrant's stockholders. On June 2, 2003, and in the Consent, a majority of the Registrant's stockholders ratified and approved the 2003 Long Term Incentive Plan wherein an aggregate of 2,000,000 authorized but unissued shares of the Registrant's common stock are reserved for the issuance of option and other awards under such Plan.

(e) Long-Term Incentive Plan ("LTIP") Awards Table. During the fiscal year ended April 30, 2005, the Registrant made no LTIP awards.

(f) Compensation of Directors. (1) and (2). During the fiscal year ended April 30, 2005, no director of the Registrant received any compensation, whether pursuant to any standard or other arrangement or otherwise.

(g) Employment Contracts and Termination of Employment, and Change-in Control Arrangements. (1) and (2). No executive officer, director or employee of the Registrant is serving pursuant to the terms of a written employment or other compensation agreement, understanding or arrangement with the Registrant; and no such agreement was entered into during the fiscal year ended April 30, 2005.

(h) Report on Repricing of Options/SAR's. No stock options or freestanding SAR's are issued or outstanding. Accordingly, and during the fiscal year ended April 30, 2005, no stock options or freestanding SAR's were repriced.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owner. The information is furnished as of April 30, 2005, as to the number of shares of the Registrant's Common Stock, $.01 par value per share, owned beneficially, or known by the Registrant to own beneficially, more than 5% of any class of such security:

Name and Address of Beneficial	Amount and Nature of Beneficial
Owner	Ownership	Percentage of Class
Vladimir Fabert
1, Chemin de la Savonniere
Collonge-Bellerive
Switzerland	3,116,441(1)(2)	19%

Parthian Securities SA
36 Blvd. Helvetique
CH-1207 Geneva
Switzerland	1,200,000	12%

Grove Partners
266 Cedar Street
Cedar Grove, NJ 07009	500,000 (3)	5%

Gable International
Investments, Ltd.
PO Box 3152 Road Town
Toftola, British Virgin Islands	500,000	5%

(1) Represented by a certificate originally issued on November 24, 2004, and presently being held in by Ovale in escrow pending the final closing of the reverse acquisition business combination described herein in Item 1. Includes 1,166,900 shares received in exchange for a note of Ovale, SA.

(2) Does not include an aggregate of 720,000 shares of the Registrant's Common Stock owned of record by Alexandre Fabert, the wife of Vladimir Fabert who is not otherwise affiliated with Ovale as an executive officer or director. Mr. Fabert disclaims beneficial ownership of the shares of the Registrant's Common Stock individually owned by his wife.

(3) Does not include an aggregate of 70,000 shares of the Registrant's Common Stock owned of record by Pasquale Catizone, a general partner of Grove Partners. Grove Partners disclaims beneficial ownership of the shares of the Registrant's Common Stock individually owned by Mr. Catizone.

(b) Security Ownership of Management. The information is furnished as of April 30, 2005, as to the number of shares of the Registrant's Common Stock, $.01 par value per share owned beneficially by each executive officer and director of the Registrant and by all executive officers and directors as a group:

Name and Address	Amount and Nature
of Beneficial	of Beneficial
Owner	Ownership	Percentage of Class

Irwin Pearl
25 Nantwick Street
Lido Beach, NY 11561	-0-	-%

Thomas F. Regan
15 Lincoln Street
Roseland, NJ 07068	38,500	- %

All Officers And Directors
as a Group of two persons	38,500(1)	-%
__________________

(1) Does not include 2,500 shares of the Registrant's Common Stock owned of record by each of Mr. Regan's three children, all of whom reside in the same household as Mr. Regan and only one of whom is a minor. Mr. Regan disclaims beneficial ownership of the shares of the Registrant's Common Stock owned of record by his children.

(c) Changes in Control.
None

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)(b) On September 27, 2004, On October 12, 2004, Irwin Pearl, an executive officer and director of the Registrant, sold 10,000 shares of the Registrant's Common Stock under Rule 144 under the Securities Act.

On November, 2004, and in connection with the reverse acquisition business combination described herein in Item 1., the Registrant caused the original issuance of an aggregate of 5,900,000 restricted (i.e., unregistered) shares of its Common Stock registered in the name of 46 individual and/or entity stockholders of Ovale. The certificates of Mr. Fabert are being held by Ovale in escrow pending the final closing of the reverse acquisition business combination described herein in Item 1. Of the 46 stockholders, only Vladimir Fabert, an executive officer and director of Ovale (1, 949,541 shares or approximately 20%) and Alexandre Fabert, his wife, who is not otherwise affiliated with Ovale as an executive officer or director (720,000 shares or approximately 7%), are the record owners of more than 5% of the Registrant's issued and outstanding shares of Common Stock.

Except for the foregoing, the Registrant has not been advised, nor does it have any reason to believe that during the fiscal year ended April 30, 2005, any officer, director or relative or spouse of the foregoing persons or any relative of such person who has the same home as such person, or is or was a director or other officer of any parent of the Registrant or any shareholder known by the Registrant to own of record or beneficially more than five (5%) percent of the Registrant's Common Stock, had a direct or indirect material interest in any transaction or presently proposed transaction to which the Registrant or any of its parents was or is a party.

(c) Parents. As at April 30, 2005, Parthian Securities SA, a Swiss corporation that is the record and beneficial owner of an aggregate of 1,000,000 shares of the Registrant's Common Stock and Vladimir Fabert, an executive officer and director of Ovale, may be deemed to be a parents of the Registrant.

(d) Transactions with Promoters. Inapplicable.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

31.1 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.2 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32 Certifications pursuant to Section 906 of the Sarbanes-Oxley act of 2003

(b) Reports on Form 8K: During the last quarter of the fiscal year ended April 30, 2005, the Registrant did not file any Form 8-K Current Reports.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for fiscal years ended April 30, 2005 and 2004 by Bloom & Co., LLP, the Registrant's auditors:

	2005	2004
Audit Fees (1)	$9,601	$5,198
Non-Audit Fees:

Audit Related Fees(2)	--	--
Tax Fees(3)	--
All other Fees(4)	--	--

Total Fees paid to Auditor	$9,601	$5,198

(1) Audit fees consist of fees billed for professional services rendered for the audit of the Registrant's annual financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Bloom & Co., LLP in connection with statutory and regulatory filings or engagements.

(2) Audit-Related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Registrant's financial statements and are not reported under “Audit Fees”.

(3) Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

(4) All other fees consist of fees for products and services other than the services reported above. In the past the Board of Directors had considered the role of Bloom & Co., LLP in providing certain tax services to the Registrant and had concluded that such services were compatible with Bloom & Co., LLP’s independence as our auditors. In addition, since the effective date of the SEC rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved (which was previously done by the Board of Directors). Now the Audit Committee will pre-approve all audit and permissible non-audit services provided by the independent auditors.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Long Beach, State of New York, on August 18, 2005.

ORION DIVERSIFIED TECHNOLOGIES, INC.

BY:

/s/Irwin Pearl
Irwin Pearl, President

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in their capacities and on the dates indicated have signed this report below.

/s/Irwin Pearl
Irwin Pearl, Director
Dated: August 18, 2005
Long Beach, New York

/s/Thomas Regan
Thomas Regan, Director
Dated: August 18, 2005
Long Beach, New York

PART II

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Orion Diversified Technologies, Inc.
Long Beach, New York

We have audited the accompanying balance sheets of Orion Diversified Technologies, Inc. as of April 30, 2005, and 2004 and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made, by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orion Diversified Technologies, Inc. as of April 30, 2005, and 2004 and the results of its operation, changes in stockholders' equity and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has incurred losses from operations for several years and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Bloom & Co. LLP
Hempstead, New York
August 18, 2005

ORION DIVERSIFIED TECHNOLOGIES, INC.
BALANCE SHEET
FOR THE YEAR ENDED APRIL 30, 2005 AND 2004

Assets

	2005	2004
Current Assets:

Cash and cash equivalents	$1,453	$12,913
Note receivable and accrued interest	790,757	247,041

Total Current Assets	792,210	259,954

Equity interest - Ovale	949,486	--

Total Assets	$1,741,696	$259,954

Liabilities & Stockholders Equity

Current Liabilities:
Accounts payable and accrued expenses	$33,513	$22,482
Due to officers	--	22,556
Loan payable	100	100

Total Liabilities	33,613	45,138

Stockholders Equity:

Common stock, par value $.01 per share, authorized
10,000,000 shares, issued and outstanding 7,312,532 shares
and 4,081,532 shares at April 30, 2005 and April 30, 2004,
respectively.	73,121	40,711
Paid in capital	1,839,585	372,683
Retained Earnings (deficit)	(204,623)	(198,578)

Total Stockholders Equity	1,708,083	214,816

Total liabilities & Stockholders Equity	$1,741,696	$259,954

The accompanying notes are an integral part of these financial statements.

ORION DIVERSIFIED TECHNOLOGIES, INC.
STATEMENT OF OPERATIONS
FOR THE YEAR ENDED APRIL 30, 2005 AND 2004

	2005	2004
Income:
Revenues	$--	$--

Costs & Expenses:

General & Administrative	23,491	38,477

Total Costs & Expenses	23,491	38,477

Net loss before extraordinary item	(23,491)	(38,477)

Other income (expense):
Interest income	17,446	11,461

Income Taxes:
Current	----	----
Tax benefit	----	----

Net Loss	$(6,045)	$(27,016)

Earnings per share:
Basic	(.001)	(.006)

Weighted average number of shares outstanding	5,607,896	4,071,532

The accompanying notes are an integral part of these financial statements.

ORION DIVERSIFIED TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
FOR THE YEARS ENDED APRIL 30, 2005 AND 2004

	Common		Additional	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance 05/01/03	3,857,397	$38,569	$85,637	$(171,562)	$	(47,356)

Shares issued for Cash	204,135	2,042	279,646	--		281,688

Shares issued for Services	10,000	100	7,400	--		7,500

Net Loss	--	--	--	(27,016)		(27,016)

Balance 04/30/04	4,071,532	$40,711	$372,683	$(198,578)		$214,816

Forgiveness of debt	--	--	2,556	--		2,556

Shares issued for cash	10,000	100	3,400	--		3,500
Shares issued for note	1,166,900	11,669	532,101	--		543,770
Shares issued for acquisition	2,064,100	20,641	928,845			949,486
Net Loss	--	--	--	(6,045)		(6,045)

Balance 04/30/05	7,312,532	$73,121	$1,839,585	$(204,623)		$1,708,083

The accompanying notes are an integral part of these financial statements.

ORION DIVERSIFIED TECHNOLOGIES, INC.
STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED APRIL 30, 2005 AND 2004

	2005		2004

Cash Flow from Operating Activities:

Net (Loss)	$	(6,045)	$	(27,016)

Adjustments to Reconcile Net Loss to Net Cash provided by
(Used in) Operating Activities:
Shares issued for services		100		100
Changes in Assets and Liabilities:
Note Receivable		17,500		(247,041)
Accounts payable and accrued expenses		11,031		20,365
Interest receivable		(17,446)		--

Net Cash Provided by (Used in) Operations		5,140		(253,592)

Cash Flow from Financing Activities:

Due to officer		(20,000)		(27,444)
Shares issued for cash		3,400		289,088

Net Cash Provided by Financing Activities		(16,600)		261,644

Net increase/Decrease in cash		(11,460)		8,052
Cash and cash equivalents- Beginning		12,913		4,861

Cash and cash equivalents - Ending		$1,453		$12,913

The accompanying notes are an integral part of these financial statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the year ended April 30, 2004:
None

For the year ended April 30, 2005:

On November 8, 2004, 1,166,900 shares were issued in exchange for a note receivable in the amount of $543,770 and 2,669,000 shares were issued in exchange for a 19% equity interest in Ovale in the amount of $949,486. The purchase of the notes and the share exchange were valued at $.46 per share.

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

Until September 15, 2004, the Company has essentially been a "shell" corporation with no assets and limited liabilities. During this period, the Company's management limited the Company's activities to seeking to consummate a business combination with a profitable privately owned company. Despite several attempts, no business combination was concluded by the Company during the four fiscal years ended April 30, 2004. Subsequent to that year end the Company has entered into a reverse merger agreement with a Swiss Company (See note 9).

Accordingly and until September 15, 2004 the Company may have been a blank check company. As defined in Section 7(b)(3) of the Securities Act of 1933, as amended (the "Act"), a "blank check" company is a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or an acquisition with an unidentified company or companies and is issuing "penny stock" securities as defined in Rule 3(a)(51) of the Securities Exchange Act of 1934, as amended (the "34 Act"). The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies.

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees. "SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the third quarter of 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used in valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. Upon adoption, we may choose from two transition methods: the modified-prospective transition approach or the modified-retroactive transition approach. Under the modified-prospective transition approach we would be required to recognize compensation cost for awards that were granted prior to, but not vested as of the date of adoption. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required. Under the modified-retrospective transition method, we would be required to restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma disclosure under SFAS No. 123. Under this method, we would be permitted to apply this presentation to all periods presented or to the start of the fiscal year in which SFAS No. 123R is adopted. We would also be required to follow the same guidelines as in the modified-prospective transition method for awards granted subsequent to adoption and those that were granted and not yet vested. We are currently evaluating the requirements of SFAS 123R and its impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not been determined whether the adoption will result in amounts similar to the current pro forma disclosures under SFAS 123.

In December 2004, the FASB issued Staff Position ("FSP") No.109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"). This position provides guidance under FASB Statement No.109 ("SFAS 109"), "Accounting for Income Taxes", with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act") on enterprises' income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109.   The Company does not have accumulated income earned abroad and The Act and the FSP No. 109-2 do not have any effect on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. We have considered SFAS 153 and have determined that this pronouncement is not applicable to our current operations.

ORION DIVERSIFIED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNT POLICIES (continued)

FASB Interpretation No. 46R, Consolidation of Variable Interest Entities - An Interpretation of ARB51 The FASB finalized FIN 46R in December 2003. FIN 46R expands the scope of ARB51 and various EITFs and can require consolidation of legal structures, called Variable Interest Entities (VIEs). Companies with investments in Special Purpose Entities (SPEs) were required to implement FIN 46R in 2003; however, companies with VIEs are permitted to implement in the first quarter of 2004.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

On June 2, 1990, the Board of Directors agreed to provide compensation to Mr. Petito, the Company's former president, at the rate of $1,500 per week. On May 2, 1994, Mr. Petito agreed to forego the $1,500 weekly compensation until the Company shows a significant upward trend in its results of operations.

Due to Officer

As of April 30, 2005 and 2004, the amounts owed to the officer were:

	2005	2004

Due to officer	$22,556	$50,000
Less: Amount paid	(20,000)	(27,444)
Less: Forgiveness	(2,556)	--

Balance due officer	$--	$22,556

ORION DIVERSIFIED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 5. NET OPERATING LOSS CARRYFORWARDS

As of April 30, 2005 the Company had NOLs of $204,623. These NOLs and corresponding estimated tax assets, computed at a 35% tax rate, expire as follows:

Year loss	Expiration	Loss	Estimated
Incurred	Date	Amount	Tax Asset
04/30
1995	2010	$ 69,583	$ 24,354
1996	2011	70,260	24,591
1999	2014	400	140
2000	2015	400	140
2001	2016	26,900	9,415
2002	2017	4,019	1,407
2004	2019	27,016	9,456
2005	2020	6,045	2,116

Total		$ 204,623	$ 71,619

Under the provisions of SFAS 109, NOLs represent temporary differences that enter into the calculation of deferred tax assets. Realization of deferred tax assets associated with the NOL is dependent upon generating sufficient taxable income prior to their expiration. The tax law reduces the allowable NOL with changes in ownership. Due to this fact the Company may not benefit from the NOLs.

Management believes that there is a risk that certain of these NOLs may expire unused and, accordingly, has established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, based on the historical trend in sales and profitability, the estimated tax assets and valuation allowance were $204,623, as of April 30, 2005. The Company believes it is likely that the benefit of these additional assets may not be realized in the future.

2005

Deferred tax assets:
Net operating loss carryforwards	$ 71,619
Less: Valuation allowance	(71,619)

Net deferred tax assets - current	$ --

NOTE 6. GOING CONCERN BASIS AND FUTURE PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Orion has not realized any material revenues for the four years ended April 30, 2005, and the statement of retained earnings for the year ended April 30, 2005 reflect a retained deficit of $204,623. The Company also has been entirely supported by its majority shareholder. These factors raise substantial doubt about the Company's ability to continue as a going concern.

ORION DIVERSIFIED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 7 - PENDING BUSINESS COMBINATION

On September 15, 2004, the Registrant, and the holders of all of the outstanding capital stock (the "Holders") of Ovale S.A., a Swiss corporation ("Ovale"), entered into a reverse acquisition Share Exchange Agreement that amended, restated and replaced their prior agreements (the "New Agreement"). Pursuant to the New Agreement, the Holders agreed to tender to the Registrant all of the 100 issued and outstanding shares of Class A common stock, 1,000 CHF (i.e., Swiss Francs) par value, and all 150 issued and outstanding shares of Class B common stock, 5,000 CHF par value, of Ovale in exchange for an aggregate of 10,608,100 shares of common stock of the Registrant.

In addition, certain Class A Shareholders of Ovale who borrowed CHF 50,000 from the Registrant in June, 2003 (the “June Borrowers”) and Vladimir Fabert, Ovale's President and principal stockholder ("Fabert") who arranged for a loan to be made to Ovale for a maximum of €700,000 (the “Fabert-Ovale Loan”) agreed that at the closing: (i) Fabert shall accept 1.667 shares of the Registrant's common stock for each Euro lent to Ovale by the Registrant as payment of the Fabert-Ovale Loan; and (ii) the June Borrowers shall accept CHF50,000 as additional payment for their Class A Ovale shares in full satisfaction of their loan. The foregoing is hereinafter referred to as the (the "Share Exchange"). As a result, and at the closing of the Share Exchange, Ovale will become a wholly owed subsidiary of the Registrant, and the Holders will collectively own approximately 75% of the total number of shares of the Registrant's common stock expected to be issued and outstanding as of that date. The transaction with the Holders is being accounted for as a reverse acquisition. The Agreement, which contains the customary representations and warranties, requires Ovale to furnish the Registrant with audited financial statements. Following the closing of the Share Exchange with Ovale, of which there can be no assurance: (i) Messrs. Vladimir Fabert and Gilles Neveau will be elected as the Registrant's principal executive officers and as members of the Registrant's Board of Directors; (ii) the Registrant will elect a Chief Financial Officer; (iii) Irwin Pearl will remain as a member of the Registrant's Board of Directors; and (iv) the Registrant will become principally engaged in the design and distribution of high quality infant clothing, gifts and accessories.

On November 8, 2004, the Registrant, Ovale and the Holders entered into an amendment (the "Amendment") to the New Agreement. Pursuant to the Amendment, the parties agreed to consummate the business combination made the subject of the New Agreement in two closings. At the first closing, which took place on November 19, 2004, the Registrant delivered 5,900,000 shares of its common stock, $.01 par value per share, to Frederic, Cottier, the designated Swiss escrow agent. An aggregate of 2,669,541 of these shares are being held in escrow until the second closing when the same shall be delivered to Vladimir Fabert (1,949,541 shares) and Alexandre Fabert, his wife (720,000 shares). An aggregate of 1,166,900 shares were delivered to the owners of the Orion-Ovale loan and 2,063,559 shares were delivered to the Ovale shareholders in proportion to their interests in Ovale. Also, the Orion-Ovale loan was assigned to Orion, all issued and outstanding shares of Ovale were delivered to Ovale’s counsel until the second closing, and €443,894 held in trust in Switzerland, was released to Ovale for use in its business. At the second closing, the Registrant shall deliver the remaining 5,875,000 shares of its common stock, $.01 par value per share to the individual Ovale shareholders in exchange for all of the Ovale shares and Mr. Cottier will deliver the 2,669,541 shares as aforesaid. Finally, the Amendment provided that the Registrant's Board of Directors shall remain in tact until the second closing. As previously reported in the Registrant's Form 10-KSB for the fiscal year ended April 30, 2004, the transaction with Ovale was previously approved by a majority of the Registrant's shareholders.