Form 10QSB
period 2005-07-31
ORION DIVERSIFIED TECHNOLOGIES INC
filed 2005-09-22
CIK 32284

U.S. SECURITIES AND EXCHANGE
COMMISSION
Washington, D. C. 20549

Form 10-QSB

(Mark One)

…..X……Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2005

...……….Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from____________________ to ______________________.

Commission File No: 0-23873

ORION DIVERSIFIED TECHNOLOGIES, INC.
(Name of small business in its charter)

New Jersey	22-1637978
(State or other jurisdiction	(IRS Employer Id. No.)
of incorporation)

630 Shore Road, Suite 505, Long Beach, NY 11561
(Address of Principal Office including Zip Code)

Issuer's telephone Number: (516) 431-1942

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ..

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value 7,312,532 shares at July 31, 2005.

Transitional Small Business Disclosure Format (Check one): Yes No X

DRAFT 9/22/200510:24:43 AM

ORION DIVERSIFIED TECHNOLOGIES, INC.
FORM 10-QSB - QUARTER ENDED JULY 31, 2005
INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
Balance Sheets at July 31, 2005 and April 30, 2005
Statements of Operations for the Three Months Ended July 31, 2005 and 2004
Statements of Stockholders' Equity (Deficiency for the Period May 1, 2005 through July 31, 2005)
Statements of Cash Flows for the Three Months Ended July 31, 2005 and 2004
Notes to Financial Statements
Item 2.	Management's Discussion and Analysis
Item 3.	Controls and Procedures

PART II	OTHER INFORMATION

Item 2.	Changes in Securities
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

EXHIBITS

DRAFT 9/22/200510:24:43 AM

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited balance sheet of the Registrant as of July 31, 2005, the audited balance sheet at April 30, 2005, and the unaudited statements of operations for the three months ended July 31, 2005 and July 31, 2004 follow. The financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

ORION DIVERSIFIED TECHNOLOGIES, INC.
BALANCE SHEETS

	July 31,	April 30,
	2005	2005
	(unaudited)	(audited)

ASSETS

Current assets:
Cash	$1,408	$1,453
Advance receivable and accrued interest - Ovale	782,118	790,757

Total current assets	783,526	792,210

Equity interest- Ovale	949,486	$949,486

Total assets	$1,733,012	$1,741,696

LIABILITIES AND STOCKHOLDERS’ EQUITY DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$19,408	$33,513
Loan payable	100	100

Total current liabilities	19,508	33,613

Stockholders' equity (deficiency):

Common stock, par value $.01 per share, authorized 10,000,000 shares, issued and outstanding 7,312,532 shares at July 31, 2005 and April 30, 2005 respectively.	73,121	73,121
Additional paid-in capital	1,839,585	1,839,585
Retained earnings (deficit)	(199,202)	(204,623)

Total stockholder’ equity (deficiency)	1,713,504	1,708,083

Total liabilities & stockholders equity	$1,733,012	$1,741,696

The accompanying notes are an integral part of these financial statements.

DRAFT 9/22/200510:24:43 AM

ORION DIVERSIFIED TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
UNAUDITED

	July 31, 2005	July 31, 2004

Income:

Revenue	$--	$--

General and administrative expenses:
Professional fees	(2,590)	233
Other	1,531	1,182

	(1,059)	1,415

Gain/(loss) before taxes	(1,059)	1,415

Other income (expense):
Interest income	4,362	4,362

Income tax expense:
Current	--	884
Deferred	--	(884)

Net income (loss)	$5,421	$2,947

Loss per share - basic and diluted	N/A	N/A

Weighted average shares outstanding-	7,312,532	4,071,532

The accompanying notes are an integral part of these financial statements.

DRAFT 9/22/200510:24:43 AM

ORION DIVERSIFIED TECHNOLOGIES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE PERIOD MAY 1, 2005 THROUGH JULY 31, 2005

	Common stock, $.01 par		Additional	Retained
			Paid-in	earnings
	Shares	Amount	Capital	(deficit)	Total

Balance May 1, 2005	7,312,532	$ 73,121	$ 1,839,585	$ (204,623)	$ 1,708,,083

Net Income	--	--	--	5,421	5,421

Balance July 31, 2005	7,312,532	$ 73,121	$ 1,839,585	$ (199,202)	$ 1,713,,504

See accompanying notes to financial statements

DRAFT 9/22/200510:24:43 AM

ORION DIVERSIFIED TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended July 31
	2005	2004

Reconciliation of net loss to net cash provided by (used in) operating activities:

Net gain(loss)	$5,421	$2,947

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Accounts payable	(14,105)	(8,040)
Accrued interest receivable - Ovale	(4,361)	--
Advances receivable	13,000	13,139
Total adjustments	(5,466)	5,099

Net cash provided by (used in) operating activities	(45)	8,046

Investing activities:

Net cash used by investing activities	--	--

Financing activities:
Loan payable	--	(20,000)

Net cash provided by financing activities	--	(20,000)

Increase (decrease) in cash, net	(45)	(11,954)
Cash, beginning of period	1,453	12,913

Cash, end of period	$1,408	$959

Cash paid during the nine months ended January 31:

Interest paid	-0-	-0-
Income taxes	-0-	-0-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For The Three Months Ended July 31, 2005 And 2004:
None
See accompanying notes to financial statements.

DRAFT 9/22/200510:24:43 AM

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

Until September 15, 2004, the Company has essentially been a "shell" corporation with no assets and limited liabilities. During this period, the Company's management limited the Company's activities to seeking to consummate a business combination with a profitable privately owned company. Despite several attempts, no business combination was concluded by the Company during the four fiscal years ended April 30, 2005. On September 15, 2004 the Company has entered into a reverse merger agreement with a Swiss Company (See note 4).

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

DRAFT 9/22/200510:24:43 AM

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

DRAFT 9/22/200510:24:43 AM

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

DRAFT 9/22/200510:24:43 AM

ORION DIVERSIFIED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNT POLICIES (continued)

FASB Interpretation No. 46R, Consolidation of Variable Interest Entities - An Interpretation of ARB51 The FASB finalized FIN 46R in December 2003. FIN 46R expands the scope of ARB51 and various EITFs and can require consolidation of legal structures, called Variable Interest Entities (VIEs). Companies with investments in Special Purpose Entities (SPEs) were required to implement FIN 46R in 2003; however, companies with VIEs are permitted to implement in the first quarter of 2004

NOTE 3. GOING CONCERN BASIS AND FUTURE PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Orion has not realized any material revenues since inception through July 31, 2005, and the statement of retained earnings for the quarter ended July 31, 2005 reflect a retained deficit of $199,202. The Company also has been entirely supported by its majority shareholder. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

DRAFT 9/22/200510:24:43 AM

ORION DIVERSIFIED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 4. PENDING BUSINESS COMBINATION (continued)

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

Results of Operations

Revenues. The Registrant had no revenues during either the three month period ended July 31, 2005 ("9M5") or the three month period ended July 31, 2004

Commencing on November 30, 2001, the Registrant's general and administrative expenses were entirely attributable to keeping the Registrant current in its reporting obligation under the 34 Act, its tax and good standing obligations to the State of New Jersey, the payment of transfer agent fees and incidental overhead expenses.

During the three month period ending July 31, 2005, and 2004, the Registrant recognized a gain of $5,421 and $2,947, respectively. The only income was attributable to interest income accrued on a note receivable. The amount of general and administrative expenses in 3M5 and 3M4 were $(1,059) and $1,415, respectively. The general and administrative expenses for the three months ended July 31, 2005 showed an income of $1,059 because professional fees in the amount of $3,459 were forgiven. The Registrant does not anticipate sales of any products or service in the foreseeable future other than those of a potential merger partner.

During the three month period ended July 31, 2005, the Registrant experienced a decrease of $2,474 or 175% in general and administrative expenses. This decrease was principally attributable to a decrease in accounting fees that were forgiven.

During the three fiscal years ended April 30, 2005, the economic viability of the Registrant was and continues to be entirely dependent upon the Registrant's ability to raise capital through private offerings, loans and the consummation of a business combination.

DRAFT 9/22/200510:24:43 AM

Item 2. Management's Discussion And Analysis Or Plan Of Operation

Financial Condition

As of July 31, 2005, the Registrant had cash of $1,408 and $1,453 as of April 30, 2005.

During the fiscal year ended April 30, 2005 the prospective business combination company (Ovale) owed us an additional $543,770 due to the exchange of shares and during the quarter ended July 31, 2004 Ovale paid professional fees on our behalf in the amount of $13,000. The loan is due over a period of two years and yields interest at 8% per annum.

The Registrant's current liabilities as of July 31, 2005 and April 30, 2005, were $19,508 and $33,613, respectively.

The Registrant is authorized to issue up to 10,000,000 shares of its Common Stock. As of April 30, 2005, there were 7,312,532 shares of the Registrant's Common Stock issued and outstanding as if July 31, 2005

Employees

Other than the non-compensated officers of the Registrant there are no other employees.

Capital Expenditures

The Registrant did not have any material commitments for capital expenditures at July 31, 2005 or 2004.

Effects of Inflation

The Registrant believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Registrant's financial position or operating results.

ITEM 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of July 31, 2005 was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer (“the Certifying Officers”). Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

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

DRAFT 9/22/200510:24:43 AM

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORION DIVERSIFIED TECHNOLOGIES, INC.

By: /s/ Irwin Pearl
Irwin Pearl, Chief Executive Officer

September 22, 2005