Form 10QSB
period 2005-10-31
ORION DIVERSIFIED TECHNOLOGIES INC
filed 2005-12-20
CIK 32284

U.S. SECURITIES AND EXCHANGE
COMMISSION
Washington, D. C. 20549

Form 10Q-SB

(Mark One)

…..X……Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 2005

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

Common Stock, $.001 par value 7,312,532 shares at December 14, 2005.

Transitional Small Business Disclosure Format (Check one): Yes  No X

ORION DIVERSIFIED TECHNOLOGIES, INC.
FORM 10-QSB - QUARTER ENDED OCTOTER 31, 2005
INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
Balance Sheets at October 31, 2005 and April 30, 2005
Statements of Operations for the Six Months Ended October 31, 2005 and 2004
Statements of Operations for the Three Months Ended October 31, 2005 and 2004
Statements of Stockholders' Equity (Deficiency
for the Period May 1, 2005 through October 31, 2005)
Statements of Cash Flows for the Six Months Ended October 31, 2005 and 2004
Notes to Financial Statements
Item 2.	Management's Discussion and Analysis
Item 3.	Controls and Procedures

PART II	OTHER INFORMATION

Item 2.	Changes in Securities
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES
CERTIFICATIONS
EXHIBITS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited balance sheet of the Registrant as of October 31, 2005, the audited balance sheet at April 30, 2005, and the unaudited statements of operations for the six months ended October 31, 2005 and October 31, 2004 follow. The financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

ORION DIVERSIFIED TECHNOLOGIES, INC.
BALANCE SHEETS

	October 31,	April 30,
	2005	2005
	(unaudited)	(audited)

ASSETS

Current assets:
Cash	$1,363	$1,453
Advance receivable and accrued interest	786,480	790,757

Total current assets	787,843	792,210

Equity interest- Ovale	949,486	949,486

Total assets	$1,737,329	$1,741,696

LIABILITIES AND STOCKHOLDERS’ EQUITY DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$30,524	$33,513
Loan payable	100	100

Total current liabilities	30,624	33,613

Stockholders' equity (deficiency):

Common stock, par value $.01 per share, authorized 10,000,000 shares, issued and outstanding 7,312,532 shares at October 31, 2005 and April 30, 2005, respectively.	73,121	73,121
Additional paid-in capital	1,839,585	1,839,585
Retained earnings (deficit)	(206,001)	(204,623)

Total stockholder’ equity (deficiency)	1,706,705	1,708,083

Total liabilities & stockholders equity	$1,737,329	$1,741,696

The accompanying notes are an integral part of these financial statements.

ORION DIVERSIFIED TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
UNAUDITED

	Six Months Ended	Six Months Ended
	October 31, 2005	October 31, 2004

Income:

Revenue	$--	$--
Cost of revenue	--	--

Gross profit	--	--

General and administrative expenses:
Professional fees	8,520	11,473
Other	1,581	1,391

	10,101	12,864

Gain/(loss) before taxes	(10,101)	(12,864)

Other income (expense):
Interest income	8,723	8,723

Income tax expense:
Current	--	--
Deferred	--	--

Net income (loss)	$(1,378)	$(4,141)

Loss per share - basic and diluted	N/A	N/A

Weighted average shares outstanding-	7,312,532	4,081,532

The accompanying notes are an integral part of these financial statements.

ORION DIVERSIFIED TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended	Three Months Ended
	October 31, 2005	October 31, 2004

Income:

Revenue	--	--

Cost of revenue	--	--

Gross profit	--	--

General and administrative expenses:
Professional fees	11,111	11,240
Other	50	209

	11,161	11,449

Gain/(loss) before taxes	(11,161)	(11,449)

Other income (expense):
Interest income	4,362	4,361

Income tax expense:
Current	--	--
Deferred	--	--

Net income (loss)	$(6,799)	$(7,088)

Loss per share - basic and diluted	N/A	N/A

Weighted average shares outstanding-	7,312,532	4,081,532

The accompanying notes are an integral part of these financial statements.

ORION DIVERSIFIED TECHNOLOGIES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE PERIOD MAY 1, 2005 THROUGH OCTOBER 31, 2005

	Common stock, $.01 par		Additional	Retained
			Paid-in	earnings
	Shares	Amount	Capital	(deficit)	Total

Balance May 1, 2005	7,312,532	$ 73,121	$ 1,839,585	$ (204,623)	$ 1,708,083

Net Loss	--	--	--	(1,378)	(1,378)

Balance October 31, 2005	7,312,532	$ 73,121	$ 1,839,585	$ (206,001)	$ 1,706,705

See accompanying notes to financial statements

ORION DIVERSIFIED TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended October 31
	2005	2004

Reconciliation of net loss to net cash provided by (used in) operating activities:

Net gain(loss)	$(1,378)	$(4,141)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Accounts payable	(2,989)	1,154
Accrued interest receivable - Ovale	(8,723)	(8,723)
Advances receivable	13,000	17,500

Total adjustments	1,288	9,931

Net cash provided by (used in) operating activities	(90)	5,790

Investing activities:

Net cash used by investing activities	--	--

Financing activities:
Proceeds from issuance of common stock	--	3,500
Loan payable	--	(20,000)

Net cash provided by financing activities	--	(16,500)

Increase (decrease) in cash, net	(90)	(10,710)
Cash, beginning of period	1,453	12,913

Cash, end of period	$1,363	$2,203

Cash paid during the six months ended October 31:

	2005	2004

Interest paid	-0-	-0-
Income taxes	-0-	-0-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

FOR THE SIX MONTHS ENDED OCTOBER 31, 2005 AND OCTOBER 31, 2004: For the six months ended October 31, 2005 and 2004 there were no non-cash transactions.

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

Until September 15, 2004, the Company has essentially been a “shell” corporation with no assets and limited liabilities. During the period, the Company’s management limited the Company’s activities to seeking to consummate a business combination with a profitable privately owned company. Despite several attempts, no business combination was concluded by the Company during the five fiscal years ended April 30, 2005. On September 15, 2004 the Company has entered into a reverse merger agreement with a Swiss Company (See note 4).

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

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements, in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Pursuant to the disclosure requirements of SFAS 148, the Company provides an expanded reconciliation for all periods presented.

Earnings per Share

The Company follows the Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No. 128 requires the presentation of both basic and diluted earnings per share.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Shared-Based Payment” (“SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees. “SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the third quarter of 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used in valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. Upon adoption, we may choose from two transition methods: the modified-prospective transition approach or the modified-retroactive transition approach. Under the modified-prospective transition approach we would be required to recognize compensation cost for awards that were granted prior to, but not vested as of the date of adoption. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required. Under the modified-retrospective transition method, we would be required to restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma disclosure under SFAS No. 123. Under this method, we would be permitted to apply this presentation to all periods presented or to the start of the fiscal year in which SFAS No. 123R is adopted. We would also be required to follow the same guidelines as in the modified-prospective transition method for awards granted subsequent to adoption and those that were granted and not yet vested. We are currently evaluating the requirements of SFAS 123R and its impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not been determined whether the adoption will result in amounts similar to the current pro forma disclosures under SFAS 123.

In December 2004, the FASB issued Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). This position provides guidance under FASB Statement No. 109 (“SFAS 109”), “Accounting for Income Taxes”, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. The Company does not have accumulated income earned abroad and The Act and the FSP No. 109-2 do not have any effect on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinon No. 29, Accounting for Nonmonetary Transactions,” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. We have considered SFAS 153 and have determined that this pronouncement is not applicable to our current operations.

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

Orion has not realized any material revenues since inception through October 31, 2005, and statement of retained earnings for the quarter ended October 31, 2005 reflect a retained deficit of $206,001. The Company also has been entirely supported by its majority shareholder. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

In addition, certain Class A Shareholders of Ovale who borrowed CHF 50,000 from the Registrant in June, 2003 (the "June Borrowers") and Vladimir Fabert, Ovale's President and principal stockholder ("Fabert") who arranged for a loan to be made to Ovale for a maximum of (euro)700,000 (the "Fabert-Ovale Loan") agreed that at the closing: (i) Fabert shall accept 1.667 shares of the Registrant's common stock for each Euro lent to Ovale by the Registrant as payment of the Fabert-Ovale Loan; and (ii) the June borrowers shall accept CHF 50,000 as additional payment for their Class A Ovale shares in full satisfaction of their loan. The foregoing is hereinafter referred to as the ("Share Exchange"). As a result, and at the closing of the Share Exchange, Ovale will become a wholly owned subsidiary of the Registrant, and the Holders will collectively own approximately 75% of the total number of shares of the Registrant's common stock expected to be issued and outstanding as of that date. The transaction with the Holders is being accounted for as a reverse acquisition. The Agreement, which contains the customary representations and warranties, requires Ovale to furnish the Registrant with audited financial statements. Following the closing of the Share Exchange with Ovale, of which there can be no assurance: (i) Messrs. Vladimir Fabert and Gilles Neveau will be elected as the Registrant's principal executive officers and as members of the Registrant's Board of Directors; (ii) the Registrant will elect a Chief Financial Officer; (iii) Irwin Pearl will remain as a member of the Registrant's Board of Directors; and (iv) the Registrant will become principally engaged in the design and distribution of high quality infant clothing, gifts and accessories.

On November 8, 2004, the Registrant, Ovale and the Holders entered into an amendment (the "Amendment") to the New Agreement. Pursuant to the Amendment, the parties agreed to consummate the business combination made the subject of the New Agreement in two closings. At the first closing, which took place on November 19, 2004, the Registrant delivered 5,900,000 shares of its common stock, $.01 par value per share, to Frederic, Cottier, the designated Swiss escrow agent. An aggregate of 2,669,541 of these shares are being held in escrow until the second closing when the same shall be delivered to Vladimir Fabert (1,949,541 shares) and Alexandre Fabert, his wife (720,000 shares). An aggregate of 1,166,900 shares were delivered to the owners of the Orion-Ovale loan and 2,063,559 shares were delivered to the Ovale shareholders in proportion to their interests in Ovale. Also, the Orion-Ovale loan was assigned to Orion, all issued and outstanding shares of Ovale were delivered to Ovale’s counsel until the second closing, and (euro)443,894 held in trust in Switzerland, was released to Ovale for use in its business. At the second closing, the Registrant shall deliver the remaining 5,875,000 shares of its common stock, $.01 par value per share to the individual Ovale shareholders in exchange for all of the Ovale shares and Mr. Cottier will deliver the 2,669,541 shares as aforesaid. Finally, the Amendment provided that the Registrant's Board of Directors shall remain in tact until the second closing. As previously reported in the Registrant’s Form 10-KSB for the fiscal year ended April 30, 2004, the transaction with Ovale was previously approved by a majority of the Registrant’s shareholders.

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

ORION DIVERSIFIED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

Item 2. Management's Discussion And Analysis Or Plan Of Operation (Continued)

Results of Operations

Revenues. The Registrant had no revenues during either the six month period ended October 31, 2005 ("9M5") or the six months period ended October 31, 2004

Commencing on November 30, 2001, the Registrant's general and administrative expenses were entirely attributable to keeping the Registrant current in its reporting obligation under the 34 Act, its tax and good standing obligations to the State of New Jersey, the payment of transfer agent fees and incidental overhead expenses.

During the six months period ending October 31, 2005, and 2004, the Registrant recognized a net loss of $1,378 and $4,141, respectively. The only income was attributable to interest income accrued on a note receivable. The amount of general and administrative expenses in 6M5 and 6M4 were $10,101 and $12,864, respectively. The general and administrative expenses for the six months ended October 31, 2005 and 2004 were $11,161 and $11,449, respectively. The Registrant does not anticipate sales of any products or service in the foreseeable future other than those of a potential merger partner.

During the six months period ended October 31, 2005, the Registrant experienced a $2,763 or 21% decrease in general and administrative expenses. This decrease was principally attributable to a decrease in accounting fees.

During the three fiscal years ended April 30, 2005, the economic viability of the Registrant was and continues to be entirely dependent upon the Registrant's ability to raise capital through private offerings, loans and the consummation of a business combination.

Financial Condition

As of October 31, 2005, the Registrant had cash of $1,363 and $1,453 as of October 31, 2005 and April 30, 2005, respectively.

During the fiscal year ended April 30, 2005 the prospective business combination company (Ovale) owed us $790,757 due to the exchange of shares and $786,480 as of October 31, 2005, this is inclusive of interest accrual. The balance was decreased by $13,000 in the quarter ending July 31, 2005 due to Ovale paying the accountants. The loan is due over a period of two years and yields interest at 8% per annum.

The Registrant's current liabilities as of October 31, 2005 and April 30, 2005, were $30,624 and $33,613, respectively.

The Registrant is authorized to issue up to 10,000,000 shares of its Common Stock. As of December 14, 2005, there were 7,312,532 shares of the Registrant's Common Stock issued and outstanding.

Employees

Other than the non-compensated officers of the Registrant there are no other employees.

Capital Expenditures

The Registrant did not have any material commitments for capital expenditures at October 31, 2005 or 2004.

ORION DIVERSIFIED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

ITEM 2. Management's Discussion And Analysis Or Plan Of Operation (Continued)

Effects of Inflation

The Registrant believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Registrant's financial position or operating results.

ITEM 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures ( as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of October 31, 2005 was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer (“the Certifying Officers”). Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedure include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is accumulated and communicated to management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions and timely reporting regarding required disclosure.

(b) Changes in Internal Controls

The was no change to the Company’s internal control over financial reporting during the year ended April 30, 2005 that materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

December 20, 2005