Form 10QSB
period 2006-01-31
ORION DIVERSIFIED TECHNOLOGIES INC
filed 2006-03-22
CIK 32284

U.S. SECURITIES AND EXCHANGE
COMMISSION
Washington, D. C. 20549

Form 10Q-SB

(Mark One)

…..X……Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2006

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

Common Stock, $.001 par value 7,312,532 shares at March 21, 2006.

Transitional Small Business Disclosure Format (Check one): Yes  No X

ORION DIVERSIFIED TECHNOLOGIES, INC.
FORM 10-QSB - QUARTER ENDED JANUARY 31, 2006
INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
Balance Sheets at January 31, 2006 and April 30, 2005
Statements of Operations for the Nine Months Ended January 31, 2006 and 2005
Statements of Operations for the Three Months Ended January 31, 2006 and 2005
Statements of Stockholders' Equity (Deficiency
for the Period May 1, 2005 through January 31, 2006)
Statements of Cash Flows for the Nine Months Ended January 31, 2006 and 2005
Notes to Financial Statements
Item 2.	Management's Discussion and Analysis
Item 3.	Controls and Procedures

PART II	OTHER INFORMATION

Item 2.	Changes in Securities
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES
CERTIFICATIONS
EXHIBITS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited balance sheet of the Registrant as of January 31, 2006, the audited balance sheet at April 30, 2005, and the unaudited statements of operations for the nine months ended January 31, 2006 and January 31, 2005 follow. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

ORION DIVERSIFIED TECHNOLOGIES, INC.
BALANCE SHEETS

	January 31,	April 30,
	2006	2005
	(unaudited)	(audited)

ASSETS

Current assets:
Cash	$868	$1,453
Advance receivable and accrued interest	790,842	790,757

Total current assets	791,710	792,210

Equity interest- Ovale	949,486	949,486

Total assets	$1,741,196	$1,741,696

LIABILITIES AND STOCKHOLDERS’ EQUITY DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$38,519	$33,513
Loan payable	100	100

Total current liabilities	38,619	33,613

Stockholders' equity (deficiency):

Common stock, par value $.01 per share, authorized 10,000,000 shares, issued and outstanding 7,312,532 shares at January 31, 2006 and April 30, 2005, respectively.	73,121	73,121
Additional paid-in capital	1,839,585	1,839,585
Retained earnings (deficit)	(210,129)	(204,623)

Total stockholder’ equity (deficiency)	1,702,577	1,708,083

Total liabilities & stockholders equity	$1,741,196	$1,741,696

The accompanying notes are an integral part of these financial statements.

ORION DIVERSIFIED TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
UNAUDITED

	Nine Months Ended	Nine Months Ended
	January 31, 2006	January 31, 2005

Income:

Revenue	$--	$--
Cost of revenue	--	--

Gross profit	--	--

General and administrative expenses:
Professional fees	15,945	10,392
Other	2,646	4,362

	18,591	14,754

Gain/(loss) before taxes	(18,591)	(14,754)

Other income (expense):
Interest income	13,085	13,085

Income tax expense:
Current	--	--
Deferred	--	--

Net income (loss)	$(5,506)	$(1,669)

Loss per share - basic and diluted	N/A	N/A

Weighted average shares outstanding-	7,312,532	4,081,532

The accompanying notes are an integral part of these financial statements.

ORION DIVERSIFIED TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended	Three Months Ended
	January 31, 2006	January 31, 2005

Income:

Revenue	--	--

Cost of revenue	--	--

Gross profit	--	--

General and administrative expenses:
Professional fees	7,425	(1,081)
Other	1,065	2,971

	8,490	1,890

Gain/(loss) before taxes	(8,490)	(1,890)

Other income (expense):
Interest income	4,362	4,362

Income tax expense:
Current	--	--
Deferred	--	--

Net income (loss)	$(4,128)	$2,472

Loss per share - basic and diluted	N/A	N/A

Weighted average shares outstanding-	7,312,532	4,081,532

The accompanying notes are an integral part of these financial statements.

ORION DIVERSIFIED TECHNOLOGIES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE PERIOD MAY 1, 2005 THROUGH JANUARY 31, 2006

	Common stock, $.01 par		Additional	Retained
			Paid-in	earnings
	Shares	Amount	Capital	(deficit)	Total

Balance May 1, 2005	7,312,532	$73,121	$1,839,585	$ (204,623)	$1,708,083

Net Loss	--	--	--	(5,506)	(5,506)

Balance January 31, 2006	7,312,532	$73,121	$1,839,585	$(210,129)	$1,702,577

See accompanying notes to financial statements

ORION DIVERSIFIED TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
Unaudited

	Nine months ended	Nine months ended
	2006	2005
Reconciliation of net loss to net cash provided by (used in) operating activities:

Net gain(loss)	$(5,506)	$(1,669)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Accounts payable	5,006	2,873
Accrued interest receivable - Ovale	(13, 085)	--
Advances receivable	13,000	4,416

Total adjustments	4,921	7,289

Net cash provided by (used in) operating activities	(585)	5,620

Investing activities:

Net cash used by investing activities	--	--

Financing activities:
Proceeds from issuance of common stock	--	3,500
Loan payable	--	(20,000)

Net cash provided by financing activities	--	(16,500)

Increase (decrease) in cash, net	(585)	(10,880)
Cash, beginning of period	1,363	12,913

Cash, end of period	$868	$2,033

Cash paid during the six months ended October 31:

	2006	2005

Interest paid	-0-	-0-
Income taxes	-0-	-0-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

FOR THE NINE MONTHS ENDED JANUARY 31, 2006 AND JANUARY 31, 2005: For the nine months ended January 31, 2006 and 2005 there were no non-cash transactions.

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

Orion has not realized any material revenues since inception through January 31, 2006, and statement of retained earnings for the quarter ended January 31, 2006 reflect a retained deficit of $210,129. The Company also has been entirely supported by its majority shareholder. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 5. SUBSEQUENT EVENT

On February 13, 2006, options in the amount of 20,000 shares were granted to a director. The director has until Feburary 13, 2011 to exercise the options.

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

Results of Operations

Revenues. The Registrant had no revenues during either the nine month period ended January 31, 2006 ("9M6") or the nine months period ended January 31, 2005

Commencing on November 30, 2001, the Registrant's general and administrative expenses were entirely attributable to keeping the Registrant current in its reporting obligation under the 34 Act, its tax and good standing obligations to the State of New Jersey, the payment of transfer agent fees and incidental overhead expenses.

During the nine months period ending January 31, 2006, and 2005, the Registrant recognized a net loss of $5,506 and $1,669, respectively. The only income was attributable to interest income accrued on a note receivable. The amount of general and administrative expenses in 9M6 and 9M5 were $18,591 and $14,754, respectively. The Registrant does not anticipate sales of any products or service in the foreseeable future other than those of a potential merger partner.

During the nine months period ended January 31, 2006, the Registrant experienced a $3,837 or 26% increase in general and administrative expenses. This increase was principally attributable to an increase in legal fees.

During the three fiscal years ended April 30, 2005, the economic viability of the Registrant was and continues to be entirely dependent upon the Registrant's ability to raise capital through private offerings, loans and the consummation of a business combination.

Financial Condition

As of January 31, 2006, the Registrant had cash of $868 and $1,453 as of January 31, 2006 and April 30, 2005, respectively.

During the fiscal year ended April 30, 2005 the prospective business combination company (Ovale) owed us $790,757 due to the exchange of shares and $790,842 as of January 31, 2006, this is inclusive of interest accrual. The balance was decreased by $13,000 in the quarter ending July 31, 2005 due to Ovale paying the accountants. The loan is due over a period of two years and yields interest at 8% per annum.

The Registrant's current liabilities as of January 31, 2006 and April 30, 2005, were $38,619 and $33,613, respectively.

The Registrant is authorized to issue up to 10,000,000 shares of its Common Stock. As of March 21, 2006, there were 7,312,532 shares of the Registrant's Common Stock issued and outstanding.

ORION DIVERSIFIED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

Item 2. Management's Discussion And Analysis Or Plan Of Operation (continued)

Employees

Other than the non-compensated officers of the Registrant there are no other employees.

Capital Expenditures

The Registrant did not have any material commitments for capital expenditures at January 31, 2006 or 2005.

Effects of Inflation

The Registrant believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Registrant's financial position or operating results.

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures ( as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of January 31, 2006 was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer (“the Certifying Officers”). Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

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

(b) Changes in Internal Controls

The was no change to the Company’s internal control over financial reporting during the quarter ended January 30, 2006 that materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

March 21, 2006