Form 10KSB
period 2006-04-30
ORION DIVERSIFIED TECHNOLOGIES INC
filed 2006-09-14
CIK 32284

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
FOR THE FISCAL YEAR ENDED APRIL 30, 2006

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15d OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-4006

ORION DIVERSIFIED TECHNOLOGIES, INC.
( Exact name of Company as specified in its charter)

New Jersey	22-1637978
(State or other jurisdiction	(IRS Employer Identification No.)
Of incorporation or organization)

c/o Paykin Greenblatt Lesser & Krieg, LLP,
185 Madison Ave. 10th FL
New York, NY 10016
(Address of Principal Executive Offices) (Zip Code)

516-220-1229
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

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of September 8, 2006, was approximately: $1,859,528.58.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Common Stock, $.01 Par Value,  9,971,532 shares

DOCUMENTS INCORPORATED BY REFERENCE

None

Orion Diversified Technologies, Inc.
Form 10-KSB Annual Report

PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a) Business Development

  Historical Development

The Company was incorporated in New Jersey on May 6, 1959. Until 1986, the Company was engaged in the marketing and sale of a line of semiconductors, transistors, diodes and rectifiers and, to a lesser extent, other ancillary related electronic products. Because of sustained operating loses, the Company discontinued this line of operation and filed a plan of reorganization (under Chapter 11) with the United States Bankruptcy Court for the Eastern District of New York, on April 30, 1990.  See "Business of Company".

The Company’s address is c/o Paykin Greenblatt Lesser & Krieg, LLP, 185 Madison Ave. 10th FL New York, NY 10016, and its telephone is: 516-220-1229

Recent Developments

Ovale S.A Business Combination

On September 15, 2004, the Company, and the holders of all of the outstanding capital stock (the "Holders") of Ovale S.A., a Swiss corporation ("Ovale"), entered into a reverse acquisition Share Exchange Agreement that amended, restated and replaced their prior agreements (the "New Agreement"). Pursuant to the New Agreement, the Holders agreed to tender to the Company all of the 100 issued and outstanding shares of Class A common stock, 1,000 CHF (i.e., Swiss Francs) par value, and all 150 issued and outstanding shares of Class B common stock, 5,000 CHF par value, of Ovale in exchange for an aggregate of 10,608,100 shares of common stock of the Company.

In addition, certain Class A Shareholders of Ovale who borrowed CHF 50,000 from the Company in June, 2003 (the “June Borrowers”) and Vladimir Fabert, Ovale's President and principal stockholder ("Fabert") who arranged for a loan to be made to Ovale for a maximum of €700,000 (the “Fabert-Ovale Loan”) agreed that at the closing: (i) Fabert shall accept 1.667 shares of the Company's common stock for each Euro lent to Ovale by the Company as payment of the Fabert-Ovale Loan; and (ii) the June Borrowers shall accept CHF50,000 as additional payment for their Class A Ovale shares in full satisfaction of their loan. The foregoing is hereinafter referred to as the (the "Share Exchange"). As a result, and at the closing of the Share Exchange, Ovale will become a wholly owned subsidiary of the Company, and the Holders will collectively own approximately 75% of the total number of shares of the Company's common stock expected to be issued and outstanding as of that date. The transaction with the Holders is being accounted for as a reverse acquisition. The Agreement, which contains the customary representations and warranties, requires Ovale to furnish the Company with audited financial statements. Following the closing of the Share Exchange with Ovale, of which there can be no assurance: (i) Messrs. Vladimir Fabert and Gilles Neveau will be elected as the Company's principal executive officers and as members of the Company's Board of Directors; (ii) the Company will elect a Chief Financial Officer; (iii) Irwin Pearl will remain as a member of the Company's Board of Directors; and (iv) the Company will become principally engaged in the design and distribution of high quality infant clothing, gifts and accessories.

On November 8, 2004, the Company, Ovale and the Holders entered into an amendment (the "Amendment") to the New Agreement. Pursuant to the Amendment, the parties agreed to consummate the business combination made the subject of the New Agreement in two closings. At the initial closing, which took place on November 19, 2004, the Company delivered 5,900,000 shares of its common stock, $.01 par value per share, to Frederic Cottier, the designated Swiss escrow agent. An aggregate of 1,166,900 shares of these shares were delivered to the owners of the Orion-Ovale loan and 2,063,559 shares were delivered to the Ovale shareholders in proportion to their interests in Ovale. Also, the Orion-Ovale loan was assigned to Orion, all issued and outstanding shares of Ovale were delivered to Ovale’s counsel until the second closing, and €443,894 held in trust in Switzerland, was released to Ovale for use in its business. An aggregate of 2,669,541 of the Orion shares continued to be held in escrow until Ovale delivered its audited financial statements for the year ended December 31, 2004 to the Company. That requirement was fulfilled in November, 2005 and 1,949,541 shares were delivered to Vladimir Fabert and 720,000 shares were delivered to Alexandre Fabert, his wife. At the second closing, after additional shares are authorized, as provided for in the Share Agreement, the Company shall deliver the remaining 5,875,000 shares of its common stock, $.01 par value per share to the five original Ovale investors (including Mr. Fabert) in exchange for all of the Ovale shares and Mr. Cottier. Finally, the Amendment provided that the Company's Board of Directors shall remain in tact until the second closing. The transaction with Ovale was previously approved by consent of more than two-thirds of the Company's shareholders. An Information Statement regarding the transaction is to be distributed to the Company’s sharenholders. Immediately thereafter the Ovale transaction will be completed.

Lack of Assets, Employees, Intellectual Property or Customers

The Company has no assets, employees, intellectual property or customers.

Business of the Company

For at least the last four fiscal years prior to the date of the New Agreement the Company was essentially a "shell" corporation with no assets and limited liabilities. During this period, the Company's management limited the Company's activities to seeking to consummate a business combination with a profitable privately owned company. Despite several attempts, no business combination was concluded by the Company during the three fiscal years ended April 30, 2006.

Until September 15, 2004, the Company may have been deemed to be a blank check company. As defined in Section 7(b)(3) of the Securities Act of 1933, as amended (the "Act"), a "blank check" company is a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or an acquisition with an unidentified company or companies and is issuing "penny stock" securities as defined in Rule 3(a)(51) of the Securities Exchange Act of 1934, as amended (the "34 Act"). The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies.

In the event the proposed transaction with Ovale does not close, the Company will attempt to identify and negotiate with a business target for the merger of that entity with and into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute or sell assets to the Company rather than to merge. No assurances can be given that the Company will be successful in identifying or negotiating with any target company. The Company seeks to provide a method for a foreign or domestic privately owned company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

Similar to the proposed transaction with Ovale, a business combination with a target company will normally involve the transfer to the target company of the majority of the issued and outstanding common stock of the Company, and the substitution by the target company of its own management and board of directors. No assurances can be given that the Company will be able to enter into a business combination, or, if the Company does enter into such a business combination no assurances can be given as to the terms of a business combination, or as to the nature of the target company.

Risk Factors

The Company's business is subject to numerous risk factors, including the following:

No Operating History or Revenue and Minimal Assets. The Company has had no operating history nor any revenues or earnings from operations for at least the last three years. The Company has no significant assets or financial resources. The Company will, in all likelihood, incur operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company. There can be no assurance that the Company will be able to identify such a target company and consummate such a business combination on acceptable terms or that it will derive any benefit from the net operating loss.

Speculative Nature of the Company's Proposed Operations. The success of the Company's proposed reverse acquisition business combination with Ovale will depend to a great extent on the operations, financial condition and management of Ovale. There can be no assurance that Ovale will be successful in its proposed high end infant's clothing and giftware business.

Continued Management Control, Limited Time Availability. While seeking to close the business combination with Ovale, management anticipates devoting up to five (5) hours per month to the business of the Company. The Company's only executive officer and directors are Mr. Irwin Pearl, the President, Secretary and Chief Financial Officer, and Mr. Thomas F. Regan, a director, neither of whom have entered into written employment agreements with the Company or are expected to do so in the foreseeable future. The Company has not obtained key man life insurance on its officers and directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of its President, Mr. Irwin Pearl, would adversely affect development of the Company's business and its likelihood of consummating a business combination.

Conflicts of Interest--General. The Company's two officers and directors participate in other business ventures which may compete directly with the Company. Although none are anticipated, conflicts of interest and non-arms length transactions may also arise in the future. Management does not anticipate that the Company will seek a merger with, or acquisition of, any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest. See "ITEM 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the 34 Act.

Reporting Requirements May Delay or Preclude Acquisition. Section 13 of the 34 Act requires companies subject thereto to provide certain information about significant acquisitions including certified financial statements for the Company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 34 Act are applicable.

Lack of Market Research or Marketing Organization. The Company has not conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company. Even in the event demand exists for a merger or acquisition of the type contemplated by the Company, there can be no assurance the Company will be successful in completing any such business combination.

Lack of Diversification. The Company's proposed operations, even if successful, will, at least in the short term and in all likelihood in the long term, result in the Company engaging in a business combination with only one business opportunity. Consequently, the Company's activities will be limited to those engaged in by Ovale which the Company merges with or acquires. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's proposed operations.

Probable Change in Control and Management. The proposed business combination with Ovale is intended to result in the shareholders of Ovale owning a controlling interest in Orion. The resulting change in control of the Company will result in removal of the present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

Reduction of Percentage Share Ownership Following Business Combination. The Company's primary plan of operation is based upon the consummation of a business combination with a business entity which, in all likelihood, will result in the Company issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued common stock of the Company would result in reduction in percentage of shares owned by the present shareholders of the Company and would most likely result in a change in control or management of the Company.

Aspects of Blank Check Offering. The Company may enter into a business combination with a business entity that desires to establish a public trading market for its shares. A target company may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with the Company. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders or the inability to obtain an underwriter or to obtain an underwriter on terms satisfactory to the Company or the target.

 Taxation. The business combination with Ovale is structured as a taxable transaction. However, the Company has been informed that the only persons who would be subject to U.S. taxation on the transaction are residents of Europe who will not be subject to such taxation. If the transaction with Ovale should not be consummated, in the future, the Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction or their respective shareholders.

Requirement of Audited Financial Statements May Disqualify Business Opportunities. Management of the Company will request that any potential business opportunity provide audited financial statements. In such case, the Company may choose to obtain certain assurances as to the target company's assets, liabilities, revenues and expenses prior to consummating a business combination, with further assurances that an audited financial statement would be provided after closing of such a transaction. Closing documents for such a transaction may include representations that the audited financial statements will not materially differ from the representations included in such closing documents. One or more potential combination candidates may opt to forego pursuing a business combination with the Company rather than incur the burdens associated with preparing audited financial statements.

ITEM 2. DESCRIPTION OF PROPERTY

Premises. The Company has been dormant since 1997. During the fiscal year ended April 30, 2005, and through the date of this Report, the Company had no properties nor did it enter into any agreement or arrangements to acquire any properties. In 2006 the Company transferred its address to c/o Paykin Greenblatt Lesser & Krieg, LLP, 10th FL, New York, NY 10016 where it has adequate space on a rent free basis. The Company's space is adequate for the Company's present needs, and its management expects that the Company will continue this arrangement until the completion of an acquisition or merger.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Neither during the fourth quarter of the fiscal year ended April 30, 2006, nor at any time since August 15, 1994, did the Company conduct an Annual Meeting of its stockholders pursuant to definitive proxy materials under Regulation 14 A under the 34 Act, or otherwise. Information regarding stockholder consents to the Ovale Business Combination appears under Item 1. Description of Business.

PART II

ITEM 5. MARKET FOR COMMON STOCK EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information.

The Company's common stock, its only class of equity securities, has been traded in the over-the-counter market under the symbol ORDT.OB. The following table sets forth the range of high and low bid price information for the common stock as reported by OTCBB.COM for each fiscal quarter for the past two fiscal years. High and low bid quotations represent prices between dealers without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	HIGH	LOW

Fiscal 2006:
FIRST QUARTER

May 1st thru July 31, 2005	$ 1.50	$ 1.30

SECOND QUARTER
August 1st thru October 31, 2005	1.30	1.01

THIRD QUARTER
November 1st thru January 31, 2006	1.10	.70

FOURTH QUARTER
February 1st thru April 30, 2006	.75	.30

Fiscal 2005:
FIRST QUARTER
May 1st thru July 31, 2004	.85	.55

SECOND QUARTER
August 1st thru October 31, 2004	1.50	.55

THIRD QUARTER
November 1st thru January 31, 2005	1.55	1.15

FOURTH QUARTER
February 1st thru April 30, 2005	1.75	.55

(b) Holders. As of April 30, 2006, the approximate number of holders of record of shares of the Company's Common Stock,$.01 par value per share, the Company's only class of trading securities, was believed by management to be as follows:

Title of Class	Number of Record Holders

Common Stock, $.01 par	275

Management believes there are many shareholders whose securities are held in street name with various brokerage houses. The exact number of shareholders is unknown to the Company.

(c) Dividends.

The Company has paid no dividends during the fiscal years ended April 30, 2005, and April 30, 2006. Other than the requirements of the New Jersey Business Corporation Act that dividends be paid out of capital surplus only and that the declaration and payment of a dividend not render the Company insolvent, there are no restrictions on the Company's present or future ability to pay dividends.

The payment by the Company of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements, and its financial conditions, as well as other relevant factors.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

In 2003, the Board authorized the 2003 Employee Stock Option Plan. The Plan was never approved by the stockholders, no shares were allocated to it, and no options were granted. The Plan has been abandoned.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Private Securities Litigation Reform Act of 1995 contains "safe harbor" provisions regarding forward-looking statements. Except for historical information contained herein, the matters discussed in the Liquidity and Capital Resources section below contain potential risks and uncertainties including, without limitation, risks related to the Company's ability to successfully identify potential merger partners, retain key employees and settle any outstanding debts. The Company will need to attract partners in order to execute its revised business strategy, and there can be no assurance that the Company will be successful in attracting such partners.

Results of Operations

During the two fiscal years ended April 30, 2006, and 2005, the Company had no operations and did not earn any revenues.

Commencing on November 30, 2001, the Company's general and administrative expenses were entirely attributable to keeping the Company current in its reporting obligation under the 34 Act, its tax and good standing obligations to the State of New Jersey, the payment of transfer agent fees and incidental overhead expenses.

The Company did not conduct any research and development or selling and marketing activities in the two fiscal years ended April 30, 2006, and 2005. The Company is not currently conducting any research and development or selling and marketing activities.

During the two fiscal years ended April 30, 2006, and 2005, the Company recognized a net loss of $(11,878) and $(6,045), respectively. The net losses were principally the result of accrued franchise tax obligations, professional fees and related overhead expenses. The amount of general and administrative expenses in 2006 and 2005 were $29,325 and $23,491, respectively. Because of collection time-limitations provided in the federal tax laws, prior periods payroll taxes are no longer a liability of the Company. The Company does not anticipate sales of any products or service in the foreseeable future other than those of a potential merger partner.

During the fiscal year ended April 30, 2006, the Company experienced an increase of $5,834 or 20% increase in general and administrative expenses from $29,325 in 2006 compared to $23,491 in 2005. This increase was principally attributable to expenses pertaining to professional services. During the two fiscal years ended April 30, 2006, the economic viability of the Company was and continues to be entirely dependent upon the Company's ability to raise capital through private offerings, loans and the consummation of a business combination.

On November 30, 2001, and as disclosed herein under Item 1, Mr. Petito entered into an option agreement with James T. Patten as Option Holder. Under the option agreement, the Option Holder was given the right to purchase all of the Option Shares owned by Mr. Petito. On the same day, Mr. Petito and Mr. Irwin Lampert resigned as executive officers and directors of the Company in favor of Mr. Irwin Pearl and Mr. Thomas F. Regan as President, Secretary and Chief Financial Officer and Vice President, respectively. Pursuant to the terms and conditions of the agreement, the Company commenced a best efforts private offering of 3,000,000 shares of its common stock at $.05 per share. During the fiscal year ended April 30, 2005, and as hereinafter indicated in Item 12, the Company sold an aggregate of 2,000,000 shares to Parthian Securities SA (1,000,000 shares), Grove Partners (500,000 shares) and Gable International Investments, Ltd. (500,000 shares). The proceeds from these sales were utilized to pay the Company=s accrued general and administrative expenses. The right to acquire the Option Shares was assigned to seven non-affiliated individuals and an entity who subsequently exercised the same on or about March 31, 2003. As a result of the foregoing, the Company underwent a change of control. The future of the Company is entirely dependent on management's ability to secure a business combination partner or establish profitable operations.

Financial Condition

In 1997, the Company changed its direction from investment in real estate to finding a merger partner.

As of April 30, 2006, the Company had cash of $2,370, an increase of $917 from its cash position at April 30, 2005..

During the fiscal year ended April 30, 2005 we lent the prospective business combination company (Ovale) $218,080 of which $35,000 was repaid. The Company’s bills were paid by Ovale when necessary with the payment reducing Ovale’s debt to the Company. The loan was due over a period of two years and yielded interest at 8% per annum.

The Company's current liabilities as of April 30, 2006 and 2005 were $50,855 and $33,613, respectively.

In the fiscal year ending April 30, 2004 the Company’s liability were reduced by an offset in the amount of $27,444 in liabilities that were incurred pertaining to professional fees and franchise taxes which accrued during prior management’s control of the Company. During the fiscal year ended April 30, 2005, $20,000 was paid to the Company’s prior President in full satisfaction of any liability owed to him.

The Company is authorized to issue up to 10,000,000 shares of its Common Stock. As of April 30, 2006, there were 9,971,532 shares of the Company's Common Stock issued and outstanding. and there have been were no changes since April 30, 2005 In November, 2005, 1,949,541 shares held in escrow were delivered to Vladimir Fabert and 720,000 shares held in escrow were delivered to Alexandre Fabert, his wife. See Recent Developments - Ovale,S.A..  Business Combination.

Employees

The Company has no employees and its sole officer and its director serve without compensation. After the consummation of the Ovale transaction, the officer and other director will each request compensation for services to Orion of 10,000 shares to each of them for each of 2004, 2005, and 2006. See Item 10. Executive Compensation - Executive Compensation Table, footnote 1.

Capital Expenditures

The Company did not have any material commitments for capital expenditures at April 30, 2006 or 2005.

Effects of Inflation

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Company's financial position or operating results.

ITEM 7. FINANCIAL STATEMENTS

The financial statements required by this item are set forth on pages F-1 to F-10 and are incorporated by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A. DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company's sole officer evaluated the effectiveness of the Company's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Company's sole officer concluded that the Company's disclosure controls and procedures are effective. There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

(b) Changes in internal controls

There was no change to the Company’s internal control over financial reporting during the year ended April 30, 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information

There was no information to be disclosed on Form 8K that was not reported.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE 34 Act

(a) Identify Directors and Executive Officers.

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors of the Company; (2) all positions and offices with the Company held by each such person; (3) the term or office of each person named as a director; and 4) any period during which he or she has served:
Duration and
	Date of	Position &	Age and
	Expiration of	Office with	Director
Name	Present Term	Company	Since

Irwin Pearl	One year
	Next Annual	President, Chief Financial Officer and	63, 11/30/01
	Meeting	Director

Thomas F. Regan	One year
	Next Annual	President and	63, 11/30/01
	Meeting	Director
__________________________

There is no understanding or arrangement between any directors or any other person or persons pursuant to which such individual, was or is to be, selected as a director or nominee of the Company.

The following is a brief account of the experience of each director and executive officers of the Company:

IRWIN PEARL. Mr. Pearl was elected as the Company's President, Secretary and Chief Financial Officer on November 30, 2001. Simultaneously therewith and since November 6, 2001, Mr. Pearl has been the President of E-Global Communications, Inc., a Nevada corporation engaged in the marketing and sale of direct response TV products and services in Latin America. Simultaneously therewith and from January 1998, Mr. Pearl served as the Chief Operating Officer and a director of E-GlobalNet, Inc. (and its predecessors), a Delaware corporation and international distributor of "As Seen On TV" products in Hicksville, New York. Prior thereto since 1992, Mr. Pearl was President/Co-Chief Executive Officer and a director of PhaseOut of America, Inc. (OTCBB Symbol POUT) where he administered the re-development and clinical testing of that company's patented smoke cessation product. Prior thereto since 1984, Mr. Pearl was President and Chief Executive Officer of AquaSciences International, Inc. (NASDAQ AQSI); a company engaged in the development of proprietary water purification technologies for consumer applications. From 1970 to 1984, Mr. Pearl was the principal of Promotional Media, Inc., a company engaged in the publishing of traffic building continuity promotions for the leading supermarkets in the nation. In 1966, Mr. Pearl co-founded Jerome Irwin Advertising Agency; a retail-advertising agency that grew to become one of Long Island's largest, with annual billings reaching $50 million per year. Mr. Pearl is a charter member of the New Product Development Corporation, a consortium of business management executives, that helps inventors and product developers commercialize their products.

THOMAS F. REGAN. Mr. Regan was elected as a director and the Company's Vice President on November 30, 2001. Simultaneously therewith and since October 30, 2001, Mr. Regan has been employed by Greenpoint Financial, a division of the Greenpoint Savings Bank, as a Wholesale Account Executive in its Mount Laurel, New Jersey office. Prior thereto since 1991, Mr. Regan served as the President and a principal stockholder of Pinnacle Mortgage Corp., a privately owned licensed mortgage banking firm in East Hanover, New Jersey. Prior thereto since 1978, Mr. Regan was employed by the mortgage banking divisions of various commercial and savings banks in the Northeast United States.

Each Director of the Company has indicated to the Company that he or she is not presently a director in any other Company with a class of securities registered pursuant to Section 12 of the 34 Act or subject to the requirements of Section 15(d) of such act or any investment company registered under the Investment Company Act of 1940.

(b) Identification of Certain Significant Employees

The Company does not presently employ any person as a significant employee who is not an executive officer but who makes or is expected to make a significant contribution to the business of the Company.

(c) Family Relationships

No family relationship exists between any director or executive officers of the Company.

(d) Involvement in Certain Legal Proceedings

No event listed in Sub-paragraphs (1) through (4) of Subparagraph (d) of Item 401 of Regulation S-B, has occurred with respect to any present executive officer or director of the Company or any nominee for director during the past five years which is material to an evaluation of the ability or integrity of such director or officer.

(e) Audit Committee and Financial Expert

  Audit Committee

Orion is not a "listed company" under SEC rules and is therefore not required to have an audit committee comprised of independent directors. Since 1996 Orion has not had any significant operations. Responsibility for Orion's minimal operations is centralized within management, which is comprised of two people. It relies on the assistance of others, such as its accountant, to help it with the preparation of its financial information. Orion does not currently have an audit committee, however, for certain purposes of the rules and regulations of the SEC, the Company's board of directors is deemed to be its audit committee.

     Audit Committee Financial Expert

Orion's board of directors has determined that its members do not include a person who is an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. The board of directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the board of directors believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have. Nor does Orion believe it could attract someone to serve as the Audit Committee Financial Expert since it does not have the wherewithal to pay such a person.

Lack of Nominating Committee, Communicating with the Board, and Nominating Board Members

Nominating Committee

Orion’s Board of Directors consists of two individuals, Irwin Pearl and Thomas Regan, neither of whom is a full time executive officer of Orion, and both of whom have served for many years without compensation. Mr. Pearl does not have stock in Orion and Mr. Regan has 38,500 shares, an insignificant number given the shares outstanding. Neither Mr. Pearl nor Mr. Regan may be deemed independent since both are officers of Orion. Orion is not a listed company and there is no legal requirement that it have a nominating committee. Orion does not have a formal policy in regard to nominations, but Mr. Pearl and Mr. Regan would consider any person as a nominee whose name is submitted in writing at its corporate address at least 120 days before a meeting at which directors are to be elected. However, Messrs. Pearl and Regan see no reason to expand the Board in light of the pending the Exchange. Since a nominating committee would only be comprised of Messrs Pearl and Regan they think that a formal nominating committee is impractical and inappropriate for this tiny company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than ten percent of the Company’s outstanding common shares to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of common shares. Such persons are required by the SEC regulations to furnish the Company with copies of all such reports they file. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, all Section 16(a) filing requirements applicable to officers, directors and greater than ten percent beneficial owners are current.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

1.	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
2.	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;
3.	Compliance with applicable governmental laws, rules and regulations;
4.	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
5.	Accountability for adherence to the code.

The Company has not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

The Company’s decision not to adopt such a code of ethics results from it having only one officer and another director operating as the sole management for the Company. The Company believes that as a result of the limited interaction which occurs having a sole officer/director and another director eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Lack of Compensation Committee

There is no Compensation Committee and no standard or individual compensation package for any of Orion's its directors or for our director-nominees.

ITEM 10. EXECUTIVE COMPENSATION.

(a) General

(1) through (7) All Compensation Covered. During the three fiscal years ended April 30, 2006, no compensation was paid to, accrued or set aside for any executive officer or director of the Company.

(b) Summary Compensation Table

SUMMARY COMPENSATION TABLE
Annual Compensation				Long-Term Compensation
					Restricted	Securities
					Stock	Underlying LTI
Name	Year	Salary	Bonus	Other	Award(s)(1)	Options	Pay

Irwin Pearl	2004	-0-	None	None	None	None	None
Thomas Regan	2004	-0-	None	None	None	None	None
Irwin Pearl	2005	-0-	None	None	None	None	None
Thomas Regan	2005	-0-	None	None	None	None	None
Irwin Pearl	2006	-0-	None	None	None	None	None
Thomas Regan	2006	-0-	None	None	None	None	None

(1) Both Irwin Pearl, the Company’s President, and Thomas Regan, the Company’s Vice President are owed 10,000 restricted (i.e., unregistered) shares of the Company’s Common Stock, $.01 par value per share, for acting as executive officers and directors of the Company for each of the two fiscal years ended April 30, 2006, and will receive a pro rate number of shares for their services to the Company during the fiscal year ending April 30, 2007. Until such time as the Company finalizes it’s presently pending Information Statement and complies with the comments of the staff of the Securities and Exchange Commission, the shares owed to Messrs. Pearl and Regan will remain accrued but unissued. The Company has assured Messrs. Pearl and Regan that they each became entitled to 10,000 shares on May 1, 2005, and 10,000 shares on May 1, 2006.

(c) Option/SAR Grant Table. During the fiscal year ended April 30, 2006, the Company made no grants of stock options or freestanding SAR's.

(d) Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table. On June 2, 2003, and in the Consent, a majority of the Company's stockholders ratified and approved the 2003 Long Term Incentive Plan wherein an aggregate of 2,000,000 authorized but unissued shares of the Company's common stock are reserved for the issuance of option and other awards under such Plan. The Plan has been abandoned.

(e) Long-Term Incentive Plan ("LTIP") Awards Table. During the fiscal year ended April 30, 2006, the Company made no LTIP awards.

(f) Compensation of Directors. (1) and (2). During the fiscal year ended April 30, 2006, no director of the Company received any compensation, whether pursuant to any standard or other arrangement or otherwise.

(g) Employment Contracts and Termination of Employment, and Change-in Control Arrangements. (1) and (2). No executive officer, director or employee of the Company is serving pursuant to the terms of a written employment or other compensation agreement, understanding or arrangement with the Company; and no such agreement was entered into during the fiscal year ended April 30, 2006.

(h) Report on Repricing of Options/SAR's. No stock options or freestanding SAR's are issued or outstanding. Accordingly, and during the fiscal year ended April 30, 2006, no stock options or freestanding SAR's were repriced.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  (a)  Security Ownership of Certain Beneficial Owners of Orion - As of April 30, 2006

The following table sets forth information with respect to the number of common shares beneficially owned by (i) each officer and director of Orion (ii) all directors and officers as a group and (iii) each shareholder known by the Company to be a beneficial owner of more than 5% of Orion’s common shares as of April 30, 2006 and after the Share Exchange. Except as otherwise indicated, each of the shareholders listed below is believed to have sole voting and investment power over the shares beneficially owned. As of April 30, 2006 there were issued and outstanding 9,971,512 common shares. After the Second Closing there will be 15,846,512 shares issued and outstanding.

Name and Address of Beneficial Owner, Officers or Director	Amount and Nature of Beneficial Ownership	Percentage of Class	Percentage of Class After Closing

Vladimir Fabert 1, Chemin de la Savonniere Collonge-Bellerive, Switzerland	1,949,541(1)	19.5%	12.3%(3)
Alexandra Fabert 1, Chemin de la Savonniere Collonge-Bellerive, Switzerland	720,000(2)	7%	4.5%
Parthian Securities SA 36 Blvd. Helvetique CH-1207 Geneva Switzerland	600,000(4)(5)	6%	2.5%
Synergy Asset Management Ltd. c/o Majid El Sohl 15, Rue Rodolphe Toepffer 1206 - Geneva, Switzerland	666,667(4)	6.7%	5.4%
Richard Von Tscharner 87 Route de Suisse, 1296 Coppet, Switzerland	825,469	8.3%	5.2%
Pasquale Catizone 266 Cedar Street Cedar Grove, NJ 07009 and Grove Partners 266 Cedar Street Cedar Grove, NJ 07009	570,000(5)	5,7%	3.4%

Gable International Investments, Ltd. PO Box 3152 Road Town Tortola, British Virgin Islands	555,000	5.5%	3.5%

(1) Does not include an aggregate of 720,000 shares of the Company's Common Stock owned of record by Alexandra Fabert, the wife of Vladimir Fabert. Mrs. Fabert is not otherwise affiliated with Ovale. Mr. Fabert disclaims beneficial ownership of the shares owned by his wife. Mrs. Fabert disclaims beneficial ownership of the shares owned by her husband.
(2) Does not include an aggregate of 1,949,541 shares of the Company's Common Stock beneficially owned by Vladimir Fabert, the husband of Alexandra Fabert. Mrs. Fabert disclaims beneficial ownership of the shares of the Company's Common Stock owned by her husband.
(3) Based upon 1,949,541 shares. This calculation does not include the additional shares to be issued to Mr. Fabert at the Second Closing. See (b) Changes of Control below.
 (4) It has been reported to the Company that Parthian is in Receivership. After April 30, 2006 the Receiver reported to the Company that it was agreed with Mr. El Sohl that Parthian will transfer 200,000 of the 600,000 shown as beneficially owned by Parthian to Mr. El Solh upon consummation of the Exchange and upon obtaining the approval of the Geneva Court which appointed the Receiver. Consequently, after the Second Closing, Mr. El Sohl will own 800,000 shares of Orion.
(5) At the Second Closing, in exchange for its shares in Ovale, Parthian is to receive an additional 697,920 shares of Orion. After April 30, 2006 it was reported to the Company that, subject to the approval of the Court which appointed the Receiver, it has been agreed that Parthian will transfer 697,000 of these additional shares to non-affiliated persons immediately following the Second Closing. Thus at after the Second Closing, Parthian will own beneficially and of record, 400,920 shares of Orion.
(5) Includes an aggregate of 70,000 shares of the Company's Common Stock owned of record by Pasquale Catizone, the general partner of Grove Partners with voting and investment power. Grove Partners disclaims beneficial ownership of the shares of the Company's Common Stock individually owned by Mr. Catizone. By virtue of his status as general partner of Grove Partners, Mr. Catizone may be deemed to have voting or investment power with respect to the 500,000 shares owned by Grove Partners.

(b) Security Ownership of Management. The information is furnished as of April 30, 2006, as to the number of shares of the Company's Common Stock, $.01 par value per share owned beneficially by each executive officer and director of the Company and by all executive officers and directors as a group:

Name and Address	Amount and Nature
of Beneficial	of Beneficial
Owner	Ownership	Percentage of Class

Irwin Pearl
25 Nantwick Street
Lido Beach, NY 11561	-0-	-%

Thomas F. Regan
15 Lincoln Street
Roseland, NJ 07068	38,500	- %

All Officers And Directors
as a Group of two persons	38,500(1)	-%
__________________

(1) Does not include 2,500 shares of the Company's Common Stock owned of record by each of Mr. Regan's three children, all of whom reside in the same household as Mr. Regan and only one of whom is a minor. Mr. Regan disclaims beneficial ownership of the shares of the Company's Common Stock owned of record by his children.

(c) Changes in Control.

Upon consummation of the Exchange Agreement with Ovale, it is believed that the only person who will own or record or beneficially more than 5% of the outstanding common stock of the company will be Vladimir Fabert, Gilles Neveu, and Richard Von Tscharner. The ownership of management and the management holders, or record or beneficially, of more than 5% of the 15,846,512 shares which will then be outstanding will be as follows:

Name and Address of		Amount and Nature of
Beneficial Owner	Positions	Beneficial Ownership	Percentage of Class

Irwin Pearl
25 Nantwick Street		-0-	-%
Lido Beach, NY	Director
11561

Thomas F. Regan
15 Lincoln Street	Director	38,500.2%
Roseland, NJ 07068

Vladimir Fabert
36 Boulevard	Director and
Helvetique	President	3,085,875(1)	19.3%
1207 Geneva,
Switzerland

Gilles Neveu
36 Boulevard	Director and
Helvetique	Executive Vice	2,800,000	17.7%
1207 Geneva,	President
Switzerland

All officers and
directors as a group		5,897,375	37.2%
(four persons)

(1 Does not include 720,000 shares held in the name of his wife, Alexandra, of which he denies beneficial ownership.

  The only other person who it is believed will hold or record or beneficially more than 5% of the 15,846,512 shares which will then be outstanding will be:

      Richard Von Tscharner, 87 Route de Suisse, 1296 Coppet, Switzerland who will hold of record 825,469 shares or 5.2%. .

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 27, 2004, On October 12, 2004, Irwin Pearl, an executive officer and director of the Company, sold 10,000 shares of the Company's Common Stock under Rule 144 under the Securities Act.

      On November 17, 2004, and in connection with the reverse acquisition business combination described herein in Item 1., the Company caused the original issuance of an aggregate of 5,900,000 restricted (i.e., unregistered) shares of its Common Stock registered in the name of 46 individual and/or entity stockholders of Ovale. Of the 46 stockholders, only Vladimir Fabert, an executive officer and director of Ovale (1, 949,541 shares or approximately 20%) and Alexandra Fabert, his wife, hold more than 5% of Orion's issued and outstanding shares of Common Stock. Mrs. Fabert holds 720,000 share or 7% of the currently outstanding shares of Orion. Mr. and Mrs. Fabert’s shares were held in escrow pending delivery to Orion of Ovale’s audited financials. Upon the delivery of those financials, on November 14, 2005, the noted Ovale shares were delivered to Mr. and Mrs. Fabert. Mr. and Mrs. Fabert deny beneficial ownership of the shares held by each other.

Except for the foregoing and interests in the Ovale transactions, the Company has not been advised, nor does it have any reason to believe that during the fiscal year ended April 30, 2006, any officer, director or relative or spouse of the foregoing persons or any relative of such person who has the same home as such person, or is or was a director or other officer of any parent of the Company or any shareholder known by the Company to own of record or beneficially more than five (5%) percent of the Company's Common Stock, had a direct or indirect material interest in any transaction or presently proposed transaction to which the Company or any of its parents was or is a party.

(c) Parents. As at April 30, 2006, Vladimir Fabert, an executive officer and director of Ovale, may be deemed to be a parent of the Company. However, control remains in the current board of directors under the Share Exchange Agreement with Ovale.

(d) Transactions with Promoters. Inapplicable.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
2.(i)
Exchange Agreement dated September 15, 2004 between the Company and Ovale, S.A. incorporated by reference to Exhibit A to the Preliminary Information Statement of the Company filed on November 22, 2005

2.(ii)
Amendment, dated November 8, 2004, to Exchange Agreement dated September 15, 2004 between the Company and Ovale, S.A. incorporated by reference to Exhibit B to the Preliminary Information Statement of the Company filed on November 22, 2005

	2.(iii)	Second Amendment, dated January 3, 2006, to the Exchange Agreement dated September 15, 2004.

	3.(i)1	Certificate of Incorporation incorporated by reference to Exhibit (1)(i) to Registration Statement filed on Form S-1

	3.(i)2	Amendment to Articles of Incorporation incorporated by reference to Item (1)(ii) filed with Form 10K for the year ended April 30, 1983

	3.(ii)	By-laws - incorporated by reference to Exhibit (b)(ii) filed with Form S-1 Registration Statement

	31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

	32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley act of 2003

(b) Reports on Form 8K: During the last quarter of the fiscal year ended April 30, 2006, the Company did not file any Form 8-K Current Reports.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for fiscal years ended April 30, 2006 and 2005 by Bloom & Co., LLP, the Company's auditors:

	2006	2005
Audit Fees (1)	$ 15,597	$ 9,601
Non-Audit Fees:

Audit Related Fees(2)	--	--
Tax Fees(3)	--
All other Fees(4)	--	--

Total Fees paid to Auditor	$ 15,597	$ 9,601

(1) Audit fees consist of fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Bloom & Co., LLP in connection with statutory and regulatory filings or engagements.

(2) Audit-Related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under “Audit Fees”.

(3) Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

In the past the Board of Directors had considered the role of Bloom & Co., LLP in providing certain tax services to the Company and had concluded that such services were compatible with Bloom & Co., LLP's independence as our auditors. In addition, since the effective date of the SEC rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved (which was previously done by the Board of Directors). Now the Board acting as the Audit Committee, will pre-approve all audit and permissible non-audit services provided by the independent auditors.

The Company does not have an Audit Committee. Irwin Pearl, the sole officer and one of the two directors, performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

The Company does not have a financial expert. The Company believes the cost related to retaining a financial expert at this time is prohibitive and not warranted.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,.

ORION DIVERSIFIED TECHNOLOGIES, INC.

BY:

/s/Irwin Pearl
Irwin Pearl, President
Date: September 11, 2006

Pursuant to the requirements of the Exchange Act this report has been signed below by the following persons on behalf of the Company and in their capacities and on the dates indicated.

/s/Irwin Pearl
Irwin Pearl, Director
Dated: September 11, 2006

/s/Thomas Regan
Thomas Regan, Director
Dated: September 11, 2006

PART II

ITEM 7. FINANCIAL STATEMENTS

Contents

Independent Auditors' Report

Balance Sheet at April 30, 2006 and 2005	F1

Statement of Operations for the fiscal years ended April 30, 2006 and 2005	F2

Statement of Shareholders' Equity for the fiscal years ended April 30, 2006 and 2005	F3

Statement of Cash Flows for the fiscal years ended April 30, 2006 and 2005	F4

Notes to Consolidated Financial Statements	F5-F10

BLOOM & CO. LLP. 50 CLINTON STREET. HEMPSTEAD. NEW YORK 11550. TEL: 516 - 486-5900
CERTIFIED PUBLIC ACCOUNTANTS	FAX: 516 - 486-5476

STEVEN BLOOM, CPA	MEMBER OF
FREDERICK PAUKER, CPA	AMERICAN INSTITUTE OF
SIROUSSE TABRIZTCHI, Ph.D. CPA	CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Orion Diversified Technologies, Inc.
Long Beach, New York

We have audited the accompanying balance sheets of Orion Diversified Technologies, Inc. as of April 30, 2006, and 2005 and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orion Diversified Technologies, Inc. as of April 30, 2006, and 2005 and the results of its operation, changes in stockholders' equity and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Bloom & Co. LLP
Hempstead, New York
September 14, 2006

ORION DIVERSIFIED TECHNOLOGIES, INC.
BALANCE SHEET
FOR THE YEAR ENDED APRIL 30, 2006 AND 2005

Assets

	2006	2005
Current Assets:

Cash and cash equivalents	$ 2,370	$ 1,453
Note receivable and accrued interest	795,204	790,757

Total Current Assets	797,574	792,210

Equity interest - Ovale	949,486	949,486

Total Assets	$ 1,747,060	$ 1,741,696

Liabilities & Stockholders Equity

Current Liabilities:
Accounts payable and accrued expenses	$ 47,755	$ 33,513
Due to officers	--	--
Loan payable	3,100	100

Total Liabilities	50,855	33,613

Stockholders Equity:

Common stock, par value $.01 per share, authorized
10,000,000 shares, issued and outstanding 9,982,073 shares
and 7,312,532 shares at April 30, 2006 and April 30, 2005,
respectively.	99,816	73,121
Paid in capital	1,812,890	1,839,585
Retained Earnings (deficit)	(216,501)	(204,623)

Total Stockholders Equity	1,696,205	1,708,083

Total liabilities & Stockholders Equity	$ 1,747,060	$ 1,741,696

The accompanying notes are an integral part of these financial statements.

ORION DIVERSIFIED TECHNOLOGIES, INC.
STATEMENT OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2006 AND 2005

	2006	2005

Income:

Revenues	$ --	$ --

Costs & Expenses:

General & Administrative	29,325	23,491

Total Costs & Expenses	29,325	23,491

Net loss before extraordinary item	(29,325)	(23,491)

Other income (expense):
Interest income	17,446	17,446

Income Taxes:
Current	--	--
Tax benefit	--	--

Net Loss	$ (11,878)	$ (6,045)

Loss per share:
Basic	( .001)	( .001)

Weighted average number of shares outstanding	8,629,018	5,607,896

The accompanying notes are an integral part of these financial statements.

ORION DIVERSIFIED TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
FOR THE YEARS ENDED APRIL 30, 2005 AND 2004

	Common		Additional	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance 05/01/04	4,071,532	$ 40,711	$ 372,683	$ (198,578)	$ 214,816

Forgiveness of debt	--	--	2,556	--	2,556

Shares issued for cash	10,000	100	3,400	--	3,500

Shares issued for note	1,166,900	11,669	532,101	--	543,770

Shares issued for acquisition	2,064,100	20,641	928,845		949,486

Net Loss	--	--	--	(6,045)	(6,045)

Balance 04/30/05	7,312,532	$ 73,121	$ 1,839,585	$ (204,623)	$ 1,708,083

Shares issued for cash	--	--	--	--	--

Shares released from escrow	2,669,541	26,695	26,695	--	--

Net Loss	--	--	--	(11,878)	(11,878)

Balance 04/30/06	9,982,073	$ 99,816	$ 1,866,280	$ (216,501)	$ 1,696,205

The accompanying notes are an integral part of these financial statements.

ORION DIVERSIFIED TECHNOLOGIES, INC.
STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED APRIL 30, 2006 AND 2005

	2006	2005

Cash Flow from Operating Activities:

Net (Loss)	$ (11,878)	$ (6,045)

Adjustments to Reconcile Net Loss to Net Cash provided by
(Used in) Operating Activities:
Shares issued for services	--	100
Changes in Operating Current Assets and Liabilities:
Accounts payable and accrued expenses	14,241	11,031
Interest receivable	(17,446)	(17,446)

Net Cash Provided by (Used in) Operations	(15,083)	(8,960)

Cash Flow from Financing Activities:

Loans payable	3,000
Due to officer	--	(20,000)
Shares issued for cash	--	543,770

Net Cash Provided by Financing Activities	3,000	523,770

Note receivable	13,000	(543,770)
Payment on notes receivable		17,500

Net Cash Provided (Used) by Investing Activities	13,000	(526,270)

Net increase/Decrease in cash	917	(11,460)
Cash and cash equivalents- Beginning	1,453	12,913

Cash and cash equivalents - Ending	$ 2,370	$ 1,453

The accompanying notes are an integral part of these financial statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the year ended April 30, 2005:
None

For the year ended April 30, 2006:

On November 8, 2004, 2,669,000 shares were issued in exchange for a 19% equity interest in Ovale in the amount of $949,486. The purchase of the notes and the share exchange were valued at $.46 per share.

The former officer and shareholder waived the right to a receivable of $2,556 and made a capital contribution to the Company.

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
New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standard (SFAS) 123R, Share-Based Payment: This statement is a revision of SFAS 123, Accounting for Stock-Based Compensation and supersedes APB 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based at their fair values beginning with the first fiscal year beginning after June 15, 2005, with early adoption encouraged. Under the current rules, the Company will be required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning December 1, 2005.

Under SFAS 123R, the pro forma disclosures previously permitted will no longer be an alternative to financial statement cognition. Bovie must determine the appropriate fair value model to be used for valuing share-based payments to employees, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first of adoption of SFAS 123R, while the modified retrospective method would record compensation expense for all unvested stock options and restrictive stock beginning with the first period restated.

Additionally, SFAS 123R clarifies the timing for recognizing compensation expense for awards subject to acceleration of vesting on retirement. This compensation expense must be recognized over the period from the date of grant to the date retirement eligibility is met if it is shorter than the vesting term. The effect on future earnings is dependent upon a number of factors including the number of options granted, the vesting period, the exercise price of the options, the Company stock price and volatility, and other factors and therefore cannot be determined. However, while the adoption of FAS 123R will have no effect on the Company's cash flows or financial position, the Company believes that it will have an adverse effect on future results of operations if any options or warrants are to be issued.

In March 2005, the U.S. Securities and Exchange Commission, or SEC, released Staff Accounting Bulletin 107, Share-Based Payments, ("SAB 107"). The interpretations in SAB 107 express views of the SEC staff, or staff, regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123R. SAB 107 requires stock-based compensation be classified in the same expense lines as cash compensation is reported for the same employees. We will apply the principles of SAB 107 in conjunction with our adoption of SFAS 123R.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, a replacement of APB 20, Accounting Changes and SFAS 3 Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is required to adopt the provisions of SFAS 154 in its first fiscal quarter of fiscal 2006. We do not expect the adoption of this statement to have a material impact on our financial position or results of operations.

The adoption of SFAS 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4; had no effect on the Company's financial position or results of operations.

ORION DIVERSIFIED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNT POLICIES (continued)

FASB Interpretation No. 46R, Consolidation of Variable Interest Entities - An Interpretation of ARB51 The FASB finalized FIN 46R in December 2003. FIN 46R expands the scope of ARB51 and various EITFs and can require consolidation of legal structures, called Variable Interest Entities (VIEs). Companies with investments in Special Purpose Entities (SPEs) were required to implement FIN 46R in 2003; however, companies with VIEs are permitted to implement in the first quarter of 2004. While we do not have or a VIE that we have determined will qualify for consolidation.

Reclassifications: Certain prior year amounts have been reclassified to conform with the presentation used in the year ended April 30, 2006.

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

Due to Officer

As of April 30, 2006 and 2005, the amounts owed to the officer were:

	2006	2005

Due to officer	$ --	$ 22,556
Less: Amount paid	--	(20,000)
Less: Forgiveness	--	(2,556)

Balance due officer	$ --	$ --

ORION DIVERSIFIED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 5. NET OPERATING LOSS CARRYFORWARDS

As of April 30, 2006 the Company had NOLs of $216,501. These NOLs and corresponding estimated tax assets, computed at a 35% tax rate, expire as follows:

Year loss	Expiration	Loss	Estimated
Incurred	Date	Amount	Tax Asset
04/30
1995	2010	$ 69,583	$ 24,354
1996	2011	70,260	24,591
1999	2014	400	140
2000	2015	400	140
2001	2016	26,900	9,415
2002	2017	4,019	1,407
2004	2019	27,016	9,456
2005	2020	6,045	2,116
2006	2021	11,878	4,157

Total		$ 216,501	$ 75,776

Under the provisions of SFAS 109, NOLs represent temporary differences that enter into the calculation of deferred tax assets. Realization of deferred tax assets associated with the NOL is dependent upon generating sufficient taxable income prior to their expiration. The tax law reduces the allowable NOL with changes in ownership. Due to this fact the Company may not benefit from the NOLs.

Management believes that there is a risk that certain of these NOLs may expire unused and, accordingly, has established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, based on the historical trend in sales and profitability, the estimated tax assets and valuation allowance were $216,501, as of April 30, 2006. The Company believes it is likely that the benefit of these additional assets may not be realized in the future.

2006

Deferred tax assets:

Net operating loss carryforwards	$ 75,776
Less: Valuation allowance	(75,776)

Net deferred tax assets - current	$ --

NOTE 6. GOING CONCERN BASIS AND FUTURE PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Orion has not realized any material revenues for the five years ended April 30, 2006, and the statement of retained earnings for the year ended April 30, 2006 reflect a retained deficit of $216,501. The Company also has been entirely supported by its majority shareholder. These factors raise substantial doubt about the Company's ability to continue as a going concern.

ORION DIVERSIFIED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 7 - PENDING BUSINESS COMBINATION

On September 15, 2004, the Company, and the holders of all of the outstanding capital stock (the "Holders") of Ovale S.A., a Swiss corporation ("Ovale"), entered into a reverse acquisition Share Exchange Agreement that amended, restated and replaced their prior agreements (the "New Agreement"). Pursuant to the New Agreement, the Holders agreed to tender to the Company all of the 100 issued and outstanding shares of Class A common stock, 1,000 CHF (i.e., Swiss Francs) par value, and all 150 issued and outstanding shares of Class B common stock, 5,000 CHF par value, of Ovale in exchange for an aggregate of 10,608,100 shares of common stock of the Company.

In addition, certain Class A Shareholders of Ovale who borrowed CHF 50,000 from the Company in June, 2003 (the “June Borrowers”) and Vladimir Fabert, Ovale's President and principal stockholder ("Fabert") who arranged for a loan to be made to Ovale for a maximum of €700,000 (the “Fabert-Ovale Loan”) agreed that at the closing: (i) Fabert shall accept 1.667 shares of the Company's common stock for each Euro lent to Ovale by the Company as payment of the Fabert-Ovale Loan; and (ii) the June Borrowers shall accept CHF50,000 as additional payment for their Class A Ovale shares in full satisfaction of their loan. The foregoing is hereinafter referred to as the (the "Share Exchange"). As a result, and at the closing of the Share Exchange, Ovale will become a wholly owed subsidiary of the Company, and the Holders will collectively own approximately 75% of the total number of shares of the Company's common stock expected to be issued and outstanding as of that date. The transaction with the Holders is being accounted for as a reverse acquisition. The Agreement, which contains the customary representations and warranties, requires Ovale to furnish the Company with audited financial statements. Following the closing of the Share Exchange with Ovale, of which there can be no assurance: (i) Messrs. Vladimir Fabert and Gilles Neveau will be elected as the Company's principal executive officers and as members of the Company's Board of Directors; (ii) the Company will elect a Chief Financial Officer; (iii) Irwin Pearl will remain as a member of the Company's Board of Directors; and (iv) the Company will become principally engaged in the design and distribution of high quality infant clothing, gifts and accessories.

On November 8, 2004, the Company, Ovale and the Holders entered into an amendment (the "Amendment") to the New Agreement. Pursuant to the Amendment, the parties agreed to consummate the business combination made the subject of the New Agreement in two closings. At the Initial closing, which took place on November 19, 2004, the Company delivered 5,900,000 shares of its common stock, $.01 par value per share, to Frederic Cottier, the designated Swiss escrow agent. An aggregate of 1,166,900 shares were delivered to the owners of the Orion-Ovale loan and 2,063,559 shares were delivered to the Ovale shareholders in proportion to their interests in Ovale. An aggregate of 2,669,541 of these shares were held in escrow until the second closing when The subject Ovale financial statements were delivered to Ovale in November, 2005 and the Orion shares held in escrow were delivered to Vladimir Fabert (1,949,541 shares) and Alexandra Fabert, his wife (720,000 shares). The release of these shares were recorded as addition to common stock and reduction in the additional paid in capital of $26,695. Also, the Orion-Ovale loan was assigned to Orion, all issued and outstanding shares of Ovale were delivered to Ovale’s counsel until the second closing, and €443,894 held in trust in Switzerland, was released to Ovale for use in its business. At the second closing, the Company shall deliver the remaining 5,875,000 shares of its common stock, $.01 par value per share to the individual Ovale shareholders in exchange for all of the Ovale shares and Mr. Cottier will deliver the 2,669,541 shares as aforesaid. Finally, the Amendment provided that the Company's Board of Directors shall remain in tact until the second closing. As previously reported in the Company's Form 10-KSB for the fiscal year ended April 30, 2004, the transaction with Ovale was previously approved by two-thirds of the Company's shareholders.

INDEX TO ATTACHED EXHIBITS AND EXHIBITS

2.(iii) Second Amendment, dated January 3, 2006, to the Exchange Agreement dated September 15, 2004.
31.1 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
32.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley act of 2003

Exhibit 2.(iii)

THIS IS A SECOND AMENDMENT, DATED AS OF JANUARY 31, 2006 TO THE SHARE EXCHANGE AGREEMENT BY AND BETWEEN ORION DIVERSIFIED TECHNOLOGIES, INC. AND OVALE, S.A. DATED SEPTEMBER 15, 2004 (THE “Exchange Agreement”).

Whereas Section 1.1 paragraph 2) of the Exchange Agreement provides that:

the June Borrowers shall accept, and Orion shall pay to them, CHF 50,000 as additional payment for their Class A Ovale Shares; and the debt of the June Borrowers to Orion shall thus be extinguished

IT IS HEREBY STIPULATED AND AGREED:

1. the intent of the stated paragraph was to extinguish the debt of the June Borrowers and not to make a cash payment to them;

2. no cash payment was made to the June Borrowers on the First Closing;

2. the June Borrowers waive any rights they may have had, or have, to any payment of the said CHF 50,000 to them, and

3. Orion reaffirms that the debt of the June borrowers to Orion for CHF 50,000 is deemed extinguished.

Dated: as of January 31, 2006

Orion Diversified Technologies, Inc.

By: /s/Irwin Pearl
Irwin Pearl President

JUNE BORROWERS
___________________ Vladimir Fabert ______________________ Gilles Neveu ______________________ Gholamreza Shahbazi	Synergy Investment Management Ltd by_______________________ Majid El Sohl, Principal Atlantic International Capital Holdings, Inc. _______________________ By David Laing, Principal