Form 10QSB
period 2006-07-31
ORION DIVERSIFIED TECHNOLOGIES INC
filed 2006-09-19
CIK 32284

U.S. SECURITIES AND EXCHANGE
COMMISSION
Washington, D. C. 20549

Form 10Q-SB

(Mark One)

…..X……Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2006

...……….Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from____________________ to ______________________.

Commission File No: 0-23873

ORION DIVERSIFIED TECHNOLOGIES, INC.
(Name of small business in its charter)

New Jersey	22-1637978
(State or other jurisdiction	(IRS Employer Id. No.)
of incorporation)

c/o Paykin Greenblatt Lesser & Krieg, LLP
185 Madison Ave., Tenth Floor
New York, NY 10016
(Address of Principal Office including Zip Code)

Issuer's telephone Number: (516) 220-1229

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.01 par value 9,982,073 shares at September 7, 2006.

Transitional Small Business Disclosure Format (Check one): Yes  No X

ORION DIVERSIFIED TECHNOLOGIES, INC.
FORM 10-QSB - QUARTER ENDED JULY 31, 2006
INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
Balance Sheets at July 31, 2006 and April 30, 2006
Statements of Operations for the Three Months Ended July 31, 2006 and 2005
Statements of Stockholders' Equity (Deficiency
for the Period May 1, 2006 through July 31, 2006)
Statements of Cash Flows for the Three Months Ended July 31, 2006 and 2005
Notes to Financial Statements
Item 2.	Management's Discussion and Analysis
Item 3.	Controls and Procedures

PART II	OTHER INFORMATION

Item 2.	Changes in Securities
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES
CERTIFICATIONS
EXHIBITS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited balance sheet of the Registrant as of July 31, 2006, the audited balance sheet at April 30, 2006, and the unaudited statements of operations for the three months ended July 31, 2006 and July 31, 2005 follow. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

ORION DIVERSIFIED TECHNOLOGIES, INC.
BALANCE SHEETS

	July 31,	April 30,
	2006	2006
	(unaudited)	(audited)

ASSETS

Current assets:
Cash	$1,875	$2,370
Advance receivable and accrued interest	799,565	795,204

Total current assets	801,440	797,574

Equity interest- Ovale	949,486	949,486

Total assets	$1,750,926	$1,747,060

LIABILITIES AND STOCKHOLDERS’ EQUITY DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$50,478	$47,755
Loan payable	3,100	3,100

Total current liabilities	53,578	50,855

Stockholders' equity (deficiency):

Common stock, par value $.01 per share, authorized 10,000,000 shares, issued and outstanding 9,982,073 shares at July 31, 2006 and April 30, 2006, respectively.	73,121	73,121
Additional paid-in capital	1,839,585	1,839,585
Retained earnings (deficit)	(215,358)	(216,501)

Total stockholder’ equity (deficiency)	1,697,348	1,696,205

Total liabilities & stockholders equity	$1,750,926	$1,747,060

The accompanying notes are an integral part of these financial statements.

ORION DIVERSIFIED TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	July 31, 2006	July 31, 2005
Income:

Revenue	$--	$--

Cost of revenue	--	--

Gross profit	--	--

General and administrative expenses:
Professional fees	1,688	(2,590)
Other	1,531	1,531

	3,219	(1,059)

Gain/(loss) before taxes	(3,219)	1,059

Other income (expense):
Interest income	4,362	4,362

Income tax expense:
Current	--	--
Deferred	--	--

Net income	$1,143	$5,421

Loss per share - basic and diluted	N/A	N/A

Weighted average shares outstanding	9,982,073	7,312,532

The accompanying notes are an integral part of these financial statements.

ORION DIVERSIFIED TECHNOLOGIES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE PERIOD MAY 1, 2006 THROUGH JULY 31, 2006 (UNAUDITED)

	Common stock, $.01 par		Additional	Retained
			Paid-in	Earnings
	Shares	Amount	Capital	(Deficit)	Total

Balance May 1, 2006	7,312,532	$ 73,121	$1,839,585	$ (216,501)	$1,696,205

Net Loss	--	--	--	1,143	1,143

Balance July 31, 2006	9,982,073	$ 99,821	$1,839,585	$ (215,358)	$1,697,348

The accompanying notes are an integral part of these financial statements.

ORION DIVERSIFIED TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	July 31
	2006	2005
Reconciliation of net loss to net cash provided by (used in) operating activities:

Net gain(loss)	$1,143	$5,421

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Accounts payable	2,723	(14,105)
Accrued interest receivable - Ovale	(4,361)	(4,361)
Advances receivable	--	13,000

Total adjustments	(1,638)	(5,466)

Net cash provided by (used in) operating activities	(495)	(45)

Investing activities:

Net cash used by investing activities	--	--

Financing activities:
Loan payable	--	--

Net cash provided by financing activities	--	--

Increase (decrease) in cash, net	(495)	(45)
Cash, beginning of period	2,370	1,453

Cash, end of period	$1,875	$1,408

Cash paid during the six months ended October 31:

	2006	2005
Interest paid	-0-	-0-
Income taxes	-0-	-0-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

FOR THE THREE MONTHS ENDED JULY 31, 2006 AND JULY 31, 2005: For the three months ended July 31, 2006 and 2005 there were no non-cash transactions.

See accompanying notes to financial statements.

ORION DIVERSIFIED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

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

Until September 15, 2004, the Company has essentially been a "shell" corporation with no assets and limited liabilities. During this period, the Company's management limited the Company's activities to seeking to consummate a business combination with a profitable privately owned company. Despite several attempts, no business combination was concluded by the Company during the four fiscal years ended April 30, 2004. Subsequent to that year end the Company has entered into a reverse merger agreement with a Swiss Company (See Note 5).

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
(UNAUDITED)

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNT POLICIES (continued)

Long-Lived Assets

The Company follows the provisions of the Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of.” SFAS 121 establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

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

Stock-Based Compensation

Effective May 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) and the guidance provided by the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”), which establish accounting for share-based compensation awards exchanged for employee services and require companies to expense the estimated fair value of these awards over the requisite employee service period. As of the date of adoption, the company had no options outstanding.

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

     ORION DIVERSIFIED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNT POLICIES (continued)

encouraged. Under the current rules, the Company will be required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning December 1, 2005.

Under SFAS 123R, the pro forma disclosures previously permitted will no longer be an alternative to financial statement cognition. Orion must determine the appropriate fair value model to be used for valuing share-based payments to employees, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first of adoption of SFAS 123R, while the modified retrospective method would record compensation expense for all unvested stock options and restrictive stock beginning with the first period restated.

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

In March 2005, the U.S. Securities and Exchange Commission, or SEC, released Staff Accounting Bulletin 107, Share-Based Payments, ("SAB 107"). The interpretations in SAB 107 express views of the SEC staff, or staff, regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123R. SAB 107 requires stock-based compensation to be classified in the same expense lines as cash compensation is reported for the same employees.

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

FASB Interpretation No. 46R, Consolidation of Variable Interest Entities - An Interpretation of ARB51 The FASB finalized FIN 46R in December 2003. FIN 46R expands the scope of ARB51 and various EITFs and can require
ORION DIVERSIFIED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNT POLICIES (continued)

consolidation of legal structures, called Variable Interest Entities (VIEs). Companies with investments in Special Purpose Entities (SPEs) were required to implement FIN 46R in 2003; however, companies with VIEs are permitted to implement in the first quarter of 2004. We do not have a VIE that we have determined will qualify for consolidation.

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

Orion has not realized any material revenues for the five years ended July 31, 2006, and the statement of retained earnings for the quarter ended July 31, 2006 reflect a retained deficit of $215,358. The Company also has been entirely supported by its majority shareholder. These factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 5 - PENDING BUSINESS COMBINATION

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

ORION DIVERSIFIED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - PENDING BUSINESS COMBINATION (continued)

On November 8, 2004, the Company, Ovale and the Holders entered into an amendment (the "Amendment") to the New Agreement. Pursuant to the Amendment, the parties agreed to consummate the business combination made the subject of the New Agreement in two closings. At the Initial closing, which took place on November 19, 2004, the Company delivered 5,900,000 shares of its common stock, $.01 par value per share, to Frederic Cottier, the designated Swiss escrow agent. An aggregate of 1,166,900 shares were delivered to the owners of the Orion-Ovale loan and 2,063,559 shares were delivered to the Ovale shareholders in proportion to their interests in Ovale. An aggregate of 2,669,541 of these shares were held in escrow until the second closing. When the subject Ovale’s financial statements were delivered to Ovale in November, 2005, Orion’s shares held in escrow were delivered to Vladimir Fabert (1,949,541 shares) and Alexandra Fabert, his wife (720,000 shares). The release of these shares was recorded as addition to common stock and reduction in the additional paid in capital of $26,695. Also, the Orion-Ovale loan was assigned to Orion, all issued and outstanding shares of Ovale were delivered to Ovale’s counsel until the second closing, and €443,894 held in trust in Switzerland, was released to Ovale for use in its business. At the second closing, the Company shall deliver the remaining 5,875,000 shares of its common stock, $.01 par value per share to the individual Ovale shareholders in exchange for all of the Ovale shares and Mr. Cottier will deliver the 2,669,541 shares as aforesaid. Finally, the Amendment provided that the Company's Board of Directors shall remain in tact until the second closing. The transaction with Ovale was previously approved by consent of more than two-thirds of the Company's shareholders. An Information Statement regarding the transaction is to be distributed to the Company’s shareholders. Immediately thereafter the Ovale transaction will be completed.

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

Results of Operations

Revenues. The Registrant had no revenues during either the three month period ended July 31, 2006 ("3M6") or the three months period ended July 31, 2005

Commencing on November 30, 2001, the Registrant's general and administrative expenses were entirely attributable to keeping the Registrant current in its reporting obligation under the 34 Act, its tax and good standing obligations to the State of New Jersey, the payment of transfer agent fees and incidental overhead expenses.

During the three months period ending July 31, 2006, and 2005, the Registrant recognized a net gain of $1,143 and $5,421, respectively. The only income was attributable to interest income accrued on a note receivable from Ovale S.A. The amount of general and administrative expenses in 2006 and 2005 were $3,218 and ($1,059), respectively. The Registrant does not anticipate sales of any products or service in the foreseeable future other than those of a potential merger partner.

During the three months period ended July 31, 2006, the Registrant experienced a $7,516 or 70% decrease in general and administrative expenses. This decrease was principally attributable to a decrease in accounting and filing fees.

During the four fiscal years ended April 30, 2006, the economic viability of the Registrant was and continues to be entirely dependent upon the Registrant's ability to raise capital through private offerings, loans and the consummation of a business combination.

Financial Condition

As of July 31, 2006, the Registrant had cash of $1,875 and $2,370 as of July 31, 2006 and April 30, 2006, respectively.

During the fiscal year ended April 30, 2006 the prospective business combination company (Ovale) owed Orion $795,203 due to the exchange of shares and $799,565 as of July 31, 2006, this is inclusive of interest accrual. The balance was decreased by $13,000 in the quarter ending July 31, 2005 due to Ovale payment. The loan is due over a period of two years and yields interest at 8% per annum.

The Registrant's current liabilities as of July 31, 2006 and April 30, 2006, were $53,578 and $50,585, respectively.

The Registrant is authorized to issue up to 10,000,000 shares of its Common Stock. As of September 11, 2006, there were 9,982,073 shares of the Registrant's Common Stock issued and outstanding.

Employees

Other than the non-compensated officers of the Registrant there are no other employees.

Capital Expenditures

The Registrant did not have any material commitments for capital expenditures at July 31, 2006 or 2005.

Effects of Inflation

The Registrant believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Registrant's financial position or operating results.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of July 31, 2006 was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer (“the Certifying Officers”). Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

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

(b) Changes in Internal Controls

The was no change to the Company’s internal control over financial reporting during the quarter ended July 31, 2006 that materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 Exhibits:

2.(i) Exchange Agreement dated September 15, 2004 between the Registrant and Ovale, S.A. incorporated by reference to Exhibit A to the Preliminary Information Statement of the Registrant filed on November 22, 2005
2.(ii) Amendment, dated November 8, 2004, to Exchange Agreement dated September 15, 2004 between the Registrant and Ovale, S.A. incorporated by reference to Exhibit B to the Preliminary Information Statement of the Registrant filed on November 22, 2005
2.(iii) Second Amendment, dated January 3, 2006, to the Exchange Agreement dated September 15, 2004, incorporated by reference to Exhibit 2.(iii) to the Form 10-KSB filed by the Registrant on September 12, 2006.
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

September 12, 2006