Form 10QSB
period 2006-10-31
ORION DIVERSIFIED TECHNOLOGIES INC
filed 2006-12-15
CIK 32284

U.S. SECURITIES AND EXCHANGE
COMMISSION
Washington, D. C. 20549

Form 10Q-SB

(Mark One)

…..X……Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value 9,982,073 shares at December 11, 2006.

Transitional Small Business Disclosure Format (Check one): Yes  No X

ORION DIVERSIFIED TECHNOLOGIES, INC.
FORM 10-QSB - QUARTER ENDED OCTOBER 31, 2006
INDEX

PART I	FINANCIAL INFORMATION
Page

Item 1.	Financial Statements
Balance Sheets at October 31, 2006 and April 30, 2006 3
Statements of Operations for the Six Months Ended October 31, 2006 and 2005 4
Statements of Operations for the Three Months Ended October 31, 2006 and 2005 5
Statements of Stockholders' Equity (Deficiency 6
for the Period May 1, 2005 through October 31, 2006)
Statements of Cash Flows for the Six Months Ended October 31, 2006 and 2005 7
Notes to Financial Statements 8
Item 2.	Management's Discussion and Analysis 12
Item 3.	Controls and Procedures 12

PART II	OTHER INFORMATION

Item 2.	Changes in Securities 14
Item 6.	Exhibits and Reports on Form 8-K 14

SIGNATURES
CERTIFICATIONS
EXHIBITS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited balance sheet of the Small business issuer as of October 31, 2006, the audited balance sheet at April 30, 2006, and the unaudited statements of operations for the six months ended October 31, 2006 and October 31, 2005 follow. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

ORION DIVERSIFIED TECHNOLOGIES, INC.
BALANCE SHEETS

	October 31,	April 30,
	2006	2006
	(unaudited)	(audited)

ASSETS

Current assets:
Cash	$ 12,184	$ 2,370
Advance receivable and accrued interest	803,927	795,204

Total current assets	816,111	797,574

Equity interest- Ovale	949,486	949,486

Total assets	$ 1,765,597	$ 1,747,060

LIABILITIES AND STOCKHOLDERS’ EQUITY DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$ 44,907	$ 47,755
Loan payable	19,100	3,100

Total current liabilities	64,007	50,585

Stockholders' equity (deficiency):

Common stock, par value $.01 per share, authorized 10,000,000 shares, issued and outstanding 9,982,073 shares at October 31, 2006 and April 30, 2006, respectively.	99,821	73,121
Additional paid-in capital	1,826,885	1,839,585
Retained earnings (deficit)	(225,116)	(216,501)

Total stockholder’ equity (deficiency)	1,701,590	1,696,205

Total liabilities & stockholders equity	$ 1,765,597	$ 1,747,060

The accompanying notes are an integral part of these financial statements.

ORION DIVERSIFIED TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended	Six Months Ended
	October 31, 2006	October 31, 2005

Income:

Revenue	--	--

Cost of revenue	--	--

Gross profit	--	--

General and administrative expenses:
Professional fees	13,738	8,520
Other	3,600	1,581

Total operating expenses	17,338	10,101

Gain/(loss) before taxes	17,338	10,101

Other income (expense):
Interest income	8,723	8,723

Income tax expense:
Current	--	--
Deferred	--	--

Net income (loss)	$ (8,615)	$ (1,378)

Loss per share - basic	(.01)	(.01)

Weighted average shares outstanding	9,982,073	7,312,532

The accompanying notes are an integral part of these financial statements.

ORION DIVERSIFIED TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	October 31, 2006	October 31, 2005

Income:

Revenue	--	--

Cost of revenue	--	--

Gross profit	--	--

General and administrative expenses:
Professional fees	12,050	11,111
Other	2,070	50

Total operating expenses	14,120	11,161

Gain/(loss) before taxes	(14,120)	(11,161)

Other income (expense):
Interest income	4,362	4,362

Income tax expense:
Current	--	--
Deferred	--	--

Net income (loss)	$ (9,758)	$ (6,799)

Loss per share - basic	(.01)	(.01)

Weighted average shares outstanding	9,982,073	7,312,532

The accompanying notes are an integral part of these financial statements.

ORION DIVERSIFIED TECHNOLOGIES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE PERIOD MAY 1, 2005 THROUGH OCTOBER 31, 2006
(UNAUDITED)
	Common stock, $.01 par		Additional	Retained
			Paid-in	Earnings
	Shares	Amount	Capital	(deficit)	Total

Balance May 1, 2005	7,312,532	$ 73,121	$ 1,839,585	$ (216,501)	$ 1,696,205

Net Loss	--	--	--	1,143	1,143

Balance July 31, 2006	9,982,073	$ 99,821	$ 1,839,585	$ (215,358)	$ 1,724,048
Shares issued to Ovale shareholders	2,669,541	26,700	(26,700)
Shares to be issued to noteholder[1]			14,000

Net Loss	--	--	--	(9,578)	(9,758)

Balance October 31, 2006	9,982,073	$ 99,821	$ 1,826,885	$ (225,116)	$ 1,697,590

See accompanying notes to financial statements
 1.  The company received $30,000 in exchange for a note payable of $30,000 and 40,000 shares of common stock to be issued to a note holder valued at $.35 at the date of issue.

ORION DIVERSIFIED TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended October 31
	2006	2005

Reconciliation of net loss to net cash provided by (used in) operating activities:

Net gain(loss)	$ (8,615)	$ (1,378)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Accounts payable	(3,177)	(2,989)
Accrued interest receivable - Ovale	(8,723)	(8,723)
Advances receivable	--	13,000
Accrued interest payable	329	--

Net cash provided by (used in) operating activities	(20,186)	(90)

Investing activities:

Net cash used by investing activities	--	--

Financing activities:
Note payable	16,000	--
Additional paid in capital	14,000

Net cash provided by financing activities	30,000	--

Increase (decrease) in cash, net	9,184	(90)
Cash, beginning of period	2,370	1,453

Cash, end of period	$ 12,184	$ 1,363

Cash paid during the six months ended October 31:
	2006	2005

Interest paid	-0-	-0-
Income taxes	-0-	-0-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
FOR THE THREE MONTHS ENDED OCTOBER 31, 2006 AND OCTOBER 31, 2005: For the six months ended October 31, 2006 and 2005 there were no non-cash transactions.

See accompanying notes to financial statements.

ORION DIVERSIFIED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. ORGANIZATION AND BUSINESS

Orion Diversified Technologies, Inc. (“the Company”) was incorporated in New Jersey on May 6, 1959. Until 1986, the Company was engaged in the marketing and sale of a line of semiconductors, transistors, diodes and rectifiers and, to a lesser extent, other ancillary related electronic products. Because of sustained operating loses, the Company discontinued this line of operation and filed a plan of reorganization (under Chapter 11) with the United States Bankruptcy Court for the Eastern District of New York, on April 30, 1990.

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

Inventories

The Company’s policy of accounting for inventory is to use the First In First Out method.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets ranging from three to five years. Property held under capital leases is amortized over the lesser of the lease term or their estimated useful lives.

Long-Lived Assets

The Company follows the provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of”. SFAS 121 establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

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

Income Taxes (continued)

temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Earnings per Share

The Company follows the Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS No. 128”). SFAS No. 128 requires the presentation of both basic and diluted earnings per share.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from FASB Statement No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will implement this interpretation in the fiscal year starting January 1, 2007. The Company is currently analyzing the effect, if any, FIN 48 will have on the Company’s consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is currently analyzing the effect, if any, SFAS No. 157 will have on the Company’s consolidated financial position and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”).  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material and therefore must be quantified.  SAB 108 is effective for years ending on or after November 15, 2006.

ORION DIVERSIFIED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - NOTES PAYABLE

The Company is obligated to a non-controlling shareholder for $30,000 advanced to fund operations. The note bears interest at 8% per annum and is repayable on the earlier of February 8, 2007 or within 30 days of the closing of the reverse acquisition business combination between the Company and Ovale. As additional consideration, the Company shall issue 40,000 shares, .01 par value, of common stock.  In the event that the company fails to pay the note on the due date, the Company shall issue to the lender 10,000 shares of common stock for each month the Company fails to repay the loan commencing on the first day of the first month following the due date and continuing until the load is repaid in full together with all the accrued interest.

NOTE 4. GOING CONCERN BASIS AND FUTURE PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Orion has not realized any material revenues since inception through October 31, 2006, and statement of retained earnings for the quarter ended October 31, 2006 reflect a retained deficit of $216,891. The Company also has been entirely supported by its majority shareholder. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 5. PENDING BUSINESS COMBINATION

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

On November 8, 2004, the Company, Ovale and the Holders entered into an amendment (the "Amendment") to the New Agreement. Pursuant to the Amendment, the parties agreed to consummate the business combination made the

ORION DIVERSIFIED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5. PENDING BUSINESS COMBINATION (continued)

subject of the New Agreement in two closings. At the initial closing, which took place on November 19, 2004, the Company delivered 5,900,000 shares of its common stock, $.01 par value per share, to Frederic Cottier, the designated
Swiss escrow agent. An aggregate of 1,166,900 shares of these shares were delivered to the owners of the Orion-Ovale loan and 2,063,559 shares were delivered to the Ovale shareholders in proportion to their interests in Ovale. Also, the Orion-Ovale loan was assigned to Orion, all issued and outstanding shares of Ovale were delivered to Ovale’s counsel until the second closing, and €443,894 held in trust in Switzerland, was released to Ovale for use in its business. An aggregate of 2,669,541 of the Orion shares continued to be held in escrow until Ovale delivered its audited financial statements for the year ended December 31, 2004 to the Company. That requirement was fulfilled in November, 2005 and 1,949,541 shares were delivered to Vladimir Fabert and 720,000 shares were delivered to Alexandre Fabert, his wife. At the second closing, after additional shares are authorized, as provided for in the Share Agreement, the Company shall deliver the remaining 5,875,000 shares of its common stock, $.01 par value per share to the five original Ovale investors (including Mr. Fabert) in exchange for all of the Ovale shares and Mr. Cottier. Finally, the Amendment provided that the Company's Board of Directors shall remain in tact until the second closing. The transaction with Ovale was previously approved by consent of more than two-thirds of the Company's shareholders. An Information Statement regarding the transaction is to be distributed to the Company’s shareholders. Immediately thereafter the Ovale transaction will be completed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Private Securities Litigation Reform Act of 1995 contains "safe harbor" provisions regarding forward-looking statements. Except for historical information contained herein, the matters discussed in the Liquidity and Capital Resources section below contain potential risks and uncertainties including, without limitation, risks related to the Small business issuer's ability to successfully identify potential merger partners, retain key employees and settle any outstanding debts. The Small business issuer will need to attract partners in order to execute its revised business strategy, and there can be no assurance that the Small business issuer will be successful in attracting such partners.

Results of Operations

Revenues. We had no revenues during either the six-month period ended October 31, 2006 ("6M6") or during the six months period ended October 31, 2005

Commencing on November 30, 2001, our general and administrative expenses were entirely attributable to keeping the us current in its reporting obligation under the 34 Act, its tax and good standing obligations to the State of New Jersey, the payment of transfer agent fees and incidental overhead expenses.

During the six months period ending October 31, 2006, and 2005, we recognized a net loss of $8,615 and net loss of $1,378, respectively. The only income was attributable to interest income accrued on a note receivable. The amount of general and administrative expenses in during the six months period ending October 31, 2006 and 2005 were $17,338 and $10,101, respectively. We do not anticipate sales of any products or service in the foreseeable future other than those of a potential merger partner.

During the six months period ended October 31, 2006, we experienced a $7,238 or 72% increase in general and administrative expenses. This decrease was principally attributable to an increase in accounting and filing fees.

During the four fiscal years ended April 30, 2006, our economic viability was and continues to be entirely dependent upon our ability to raise capital through private offerings, loans and the consummation of a business combination.

Financial Condition

As of October 31, 2006, we had cash of $12,184 and $2,370 as of October 31, 2006 and April 30, 2006, respectively.

During the fiscal year ended April 30, 2006 the prospective business combination company (Ovale) owed us $795,204 due to the exchange of shares and $803,927 as of October 31, 2006, this is inclusive of interest accrual. The loan is due over a period of two years and yields interest at 8% per annum.

On September 8, 2006, the company received $30,000 in exchange for a note payable of $30,000 and 40,000 shares of $.01 par common stock valued at $.35 at the date of issue to be issued to a note holder who is a non-controlling shareholder of Orion. The $30,000 was advanced to fund operations. The note bears interest at 8% per annum and is repayable on the earlier of February 8, 2007 or within 30 days of the closing of the reverse acquisition business combination between Orion and Ovale.  In the event that we fail to pay the note on the due date, we shall issue to the lender 10,000 shares of common stock for each month we fail to repay the loan commencing on the first day of the first month following the due date and continuing until the load is repaid in full together with all the accrued interest.

Our current liabilities as of October 31, 2006 and April 30, 2006, were $64,007 and $50,585, respectively.

We are authorized to issue up to 10,000,000 shares of its Common Stock. As of September 11, 2006, there were 9,982,073 shares of the our Common Stock issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

Employees

Other than the non-compensated officers of Orion Diversified Technologies, there are no other employees.

Capital Expenditures

We did not have any material commitments for capital expenditures at October 31, 2006 or 2005.

Effects of Inflation

We believe that the relatively moderate rate of inflation over the past few years has not had a significant impact on the our financial position or operating results.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of October 31, 2006 was carried out under the supervision and with the participation of the Orion Diversified Technologies management, including the President and Chief Executive Officer and the Chief Financial Officer (“the Certifying Officers”). Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

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

(b) Changes in Internal Controls

The was no change to the Company’s internal control over financial reporting during the quarter ended October 31, 2006 that materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.    Changes in Securities

None

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

December 9, 2006