Form 10QSB
period 2007-01-31
ORION DIVERSIFIED TECHNOLOGIES INC
filed 2007-03-07
CIK 32284

U.S. SECURITIES AND EXCHANGE
COMMISSION
Washington, D. C. 20549

Form 10Q-SB

(Mark One)

…..X……Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2007

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

Indicate by check mark whether the small business issuer has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value 9,982,073 shares at February 9, 2007.

Transitional Small Business Disclosure Format (Check one): Yes  No X

ORION DIVERSIFIED TECHNOLOGIES, INC.
FORM 10-QSB - QUARTER ENDED JANUARY 31, 2007
INDEX

PART I	FINANCIAL INFORMATION
		Page

Item 1.	Financial Statements	3
	Balance Sheets at January 31, 2007 and April 30, 2006	3
	Statements of Operations for the Nine Months Ended January 31, 2007 and 2006	4
	Statements of Operations for the Three Months Ended January 31, 2007 and 2006	5
	Statements of Stockholders' Equity (Deficiency	6
	for the Period May 1, 2006 through January 31, 2007)
	Statements of Cash Flows for the Six Months Ended January 31, 2007 and 2006	7
	Notes to Financial Statements	8
Item 2.	Management's Discussion and Analysis	13
Item 3.	Controls and Procedures	14

PART II	OTHER INFORMATION

Item 2.	Changes in Securities
Item 6.	Exhibits and Reports on Form 8-K	14

	SIGNATURES
	CERTIFICATIONS
	EXHIBITS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited balance sheet of the Small business issuer as of January 31, 2007, the audited balance sheet at April 30, 2006, and the unaudited statements of operations for the nine months ended January 31, 2007 and January 31, 2006 follow. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

ORION DIVERSIFIED TECHNOLOGIES, INC.
BALANCE SHEETS

	January 31, 2007	April 30, 2006
	(unaudited)	(audited)

ASSETS

Current assets:
Cash	$ 6,577	$ 2,370
Advance receivable and accrued interest	808,288	795,204

Total current assets	814,865	797,574

Equity interest- Ovale	949,486	949,486

Total assets	$ 1,764,351	$ 1,747,060

LIABILITIES AND STOCKHOLDERS’ EQUITY DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$ 51,376	$ 47,755
Notes payable	19,665	3,100

Total current liabilities	71,041	50,585

Stockholders' equity (deficiency):

Common stock, par value $.01 per share, authorized 10,000,000 shares, issued and outstanding 9,982,073 shares at January 31, 2007 and April 30, 2006, respectively.	99,821	73,121
Additional paid-in capital	1,826,885	1,839,585
Retained earnings (deficit)	(233,396)	(216,501)

Total stockholder’ equity (deficiency)	1,693,310	1,696,205

Total liabilities & stockholders equity	$ 1,764,351	$ 1,747,060

The accompanying notes are an integral part of these financial statements.

ORION DIVERSIFIED TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	January 31, 2007	January 31, 2006

Income:

Revenue	--	--

Cost of revenue	--	--

Gross profit	--	--

General and administrative expenses:
Professional fees	22,680	15,945
Other	6,379	2,646

Total operating expenses	29,059	18,591

Gain/(loss) before taxes	(29,059)	(18,591)

Other income (expense):
Interest income	13,085	13,085
Interest expense:	(921)	--

Net income (loss)	$ (16,895)	$ (5,506)

Loss per share - basic	(.01)	(.01)

Weighted average shares outstanding	9,982,073	7,312,532

The accompanying notes are an integral part of these financial statements.

ORION DIVERSIFIED TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended	Three Months Ended
Income:	January 31, 2007	January 31, 2006

Revenue	--	--

Cost of revenue	--	--

Gross profit	--	--

General and administrative expenses:
Professional fees	17,167	7,425
Other	3,700	1,065

Total operating expenses	20,867	8,490

Gain/(loss) before taxes	(20,867)	(8,490)

Other income (expense):
Interest income (expense)	(592)	4,362

Net income (loss)	(21,459)	(4,128)

Loss per share - basic	(0.01)	(0.01)

Weighted average shares outstanding	9,982,073	7,312,532
The accompanying notes are an integral part of these financial statements.

ORION DIVERSIFIED TECHNOLOGIES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE PERIOD MAY 1, 2006 THROUGH JANUARY 31, 2007
(UNAUDITED)

	Common stock,		Additional	Retained
	$.01 par		Paid-in	Earnings
	Shares	Amount	Capital	(deficit)	Total

Balance May 1, 2006	9,982,073	$99,821	$1,812,885	$(216,501)	$1,696,205

Shares to be issued to noteholder[1]			14,000		14,000

Net Loss	--	--	--	(16,895)	(16,895)

Balance January 31, 2007	9,982,073	99,821	1,826,885	(233,396)	$1,693,310

See accompanying notes to financial statements

1. The company received $30,000 in exchange for a note payable of $30,000 and 40,000 shares of common stock to be issued to a note holder valued at $.35 per share at the date of issue.

ORION DIVERSIFIED TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	January 31,

	2007	2006

Reconciliation of net loss to net cash provided by (used in) operating activities:

Net gain(loss)	(16,895)	(5,506)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Accounts payable	2,700	5,006
Accrued interest receivable - Ovale	(13,084)	(13,085)
Advances receivable	--	13,000
Accrued interest payable	921	--

Net cash provided by (used in) operating activities	(26,358)	(585)

Investing activities:

Net cash used by investing activities	--	--

Financing activities:
Notes payable	16,565	--
Additional paid in capital	14,000	--

Net cash provided by financing activities	30,565	--

Increase (decrease) in cash, net	4,207	(585)
Cash, beginning of period	2,370	1,363

Cash, end of period	6,577	868

Cash paid during the six months ended January 31:
	2007	2006

Interest paid	-0-	-0-
Income taxes	-0-	-0-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
FOR THE NINE MONTHS ENDED JANUARY 31, 2007 AND JANUARY 31, 2006:

For the nine months ended January 31, 2007 and 2006 there were no non-cash transactions.

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

ORION DIVERSIFIED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - NOTES PAYABLE

The Company is obligated to a non-controlling shareholder for $30,000 advanced to fund operations. The note bears interest at 8% per annum and is repayable on the earlier of February 8, 2007 or within 30 days of the closing of the reverse acquisition business combination between the Company and Ovale. As additional consideration, the Company shall issue 40,000 shares, $.01 par value, of common stock.  In the event that the Company fails to pay the note on the due date, the Company shall issue to the lender 10,000 shares of common stock for each month the Company fails to repay the loan commencing on the first day of the first month following the due date and continuing until the load is repaid in full together with all the accrued interest.

A shareholder has advanced the Company $3000 which is a 0% interest bearing loan payable on demand.

NOTE 4. GOING CONCERN BASIS AND FUTURE PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has not realized any material revenues for more than five years, and the statement of retained earnings for the quarter ended January 31, 2007 reflects a retained deficit of $233,396. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 6. SUBSEQUENT EVENT

As described in Note 3, the Company is obligated to a non-controlling shareholder for $30,000 advanced to fund operations. The note bears interest at 8% per annum and was repayable on the earlier of February 8, 2007 or within 30 days of the closing of the reverse acquisition business combination between the Company and Ovale. The Company did not repay the note as of February 8, 2007 and must issue shares to the lender as per the contingency clause in the note agreement.

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

Results of Operations

We had no revenues during either of the three month period ended January 31, 2007 ("3M7") or during the three month period ended January 31, 2006.

Commencing on November 30, 2001, our general and administrative expenses were entirely attributable to keeping us current in our reporting obligation under the 34 Act, its tax and good standing obligations to the State of New Jersey, the payment of transfer agent fees and incidental overhead expenses.

During the three month period ending January 31, 2007, and 2006, we recognized a net loss of $21,459 and net loss of $4,128, respectively. The amount of general and administrative expenses incurred during the three months period ending January 31, 2007 and 2006 were $17,167 and $7,425, respectively. We do not anticipate sales of any products or service in the foreseeable future other than those of a potential merger partner.

ORION DIVERSIFIED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION(CONTINUED)

During the three month period ended January 31, 2007, we experienced an increase of $9,742 or 131% increase in general and administrative expenses. This increase was principally attributable to an increase in accounting, legal and filing fees.

During the nine month period ended January 31, 2007 ("9M7"), and 2006, we recognized a net loss of $16,895 and net loss of $5,507, respectively. The only income was attributable to interest income accrued on a note receivable and a loan. The amount of general and administrative expenses incurred during the nine months period ending January 31, 2007 and 2006 were $29,059 and $18,591, respectively. We do not anticipate sales of any products or service in the foreseeable future other than those of a potential merger partner.

During the nine month period ended January 31, 2007, we experienced an increase of $10,468 or 56% increase in general and administrative expenses. This increase was principally attributable to a increase in accounting, legal and filing fees.

During the four fiscal years ended April 30, 2006, our economic viability was and continues to be entirely dependent upon our ability to raise capital through private offerings, loans and the consummation of a business combination.

Financial Condition

We had cash of $6,577 and $2,370 as of January 31, 2007 and April 30, 2006, respectively.

During the fiscal year ended April 30, 2006 the prospective business combination company (Ovale) owed us $795,204 due to the exchange of shares and $808,288 as of January 31, 2007, this is inclusive of interest accrual. The loan is due over a period of two years and yields interest at 8% per annum.

On September 8, 2006, we received $30,000 in exchange for a note payable of $30,000 and 40,000 shares of $.01 par common stock valued at $.35 per share at the date of issue to be issued to a note holder who is a non-controlling shareholder of Orion. The $30,000 was advanced to fund operations. The note bears interest at 8% per annum and is repayable on the earlier of February 8, 2007 or within 30 days of the closing of the reverse acquisition business combination between us and Ovale.  In the event that we fail to pay the note on the due date, we are obligated to issue to the lender 10,000 shares of common stock for each month we fail to repay the loan commencing on the first day of the first month following the due date and continuing until the loan is repaid in full together with all the accrued interest. We failed to repay the loan of February 8th and therefore are required to issue the shares as provided for in the note payable.

Our current liabilities as of January 31, 2007 and April 30, 2006, were $71,041 and $50,585, respectively.

We are authorized to issue up to 10,000,000 shares of its Common Stock. As of September 11, 2006, there were 9,982,073 shares of Common Stock issued and outstanding.

ORION DIVERSIFIED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

Employees

Other than the non-compensated officers of Orion Diversified Technologies, there are no other employees.

Capital Expenditures

We did not have any material commitments for capital expenditures at January 31, 2007 or 2006.

Effects of Inflation

We believe that the relatively moderate rate of inflation over the past few years has not had a significant impact on the our financial position or operating results.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of January 31, 2007 was carried out under the supervision and with the participation of the Orion Diversified Technologies management, including the President and Chief Executive Officer and the Chief Financial Officer (“the Certifying Officers”). Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

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

(b) Changes in Internal Controls

The was no change to the Company’s internal control over financial reporting during the quarter ended January 31, 2007 that materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

(b) Reports on Form 8-K:

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Small Business Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORION DIVERSIFIED TECHNOLOGIES, INC.

By: /s/ Irwin Pearl
Irwin Pearl, Chief Executive Officer

March 7, 2007