Form 10KSB/A
period 2006-04-30
ORION DIVERSIFIED TECHNOLOGIES INC
filed 2007-04-25
CIK 32284

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB
                                 Amendment No. 1
                    FOR THE FISCAL YEAR ENDED APRIL 30, 2006


(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15d OF THE SECURITIES EXCHANGE
    ACT OF 1934

                           Commission File No. 0-4006

                      ORION DIVERSIFIED TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

           New Jersey                                   22-1637978
 (State or other jurisdiction                 (IRS Employer Identification No.)
Of incorporation or organization)

                              11 Front St Suite 200
                               Hempstead, NY 10550


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

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registration was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $0

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

                 Common Stock, $.01 Par Value, 9,971,532 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                      Orion Diversified Technologies, Inc.
                            Form 10-KSB Annual Report

                                Table of Contents


                                                                                              Page
-----------------------------------------------------------------------------------------------------------
Part I
-----------------------------------------------------------------------------------------------------------
Item 1   Description of Business                                                               1
Item 2   Description of Property                                                               4
Item 3   Legal Proceedings                                                                     5
Item 4.  Submission of Matters to a Vote of Security Holders                                   5

Part II
-----------------------------------------------------------------------------------------------------------
Item 5.  Markets for Common Equity and Related Stockholders Matter                             5
Item 6   Management's Discussion and Analysis or Plan of Operation                             6
Item 7   Financial Statements (See Financial Section)                                          8
Item 8   Changes in and Disagreements with Accountants on Accounting and Financial             8
         Disclosure.
Item 8A  Disclosure Controls and Procedures                                                    8
Item 8B  Other Information                                                                     8

Part III
-----------------------------------------------------------------------------------------------------------
Item 9   Directors, Executive Officers, Promoters and Control Persons                          9
Item 10  Executive Compensation                                                                12
Item 11  Security Ownership of Certain Beneficial Owners and Management                        13
Item 12. Certain Relationships and Related Transactions                                        16
Item 13  Exhibits and Reports on Form 8-K                                                      17
Item 14  Principal Accountant Fees and Services                                                18

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

The Company's address 11 Front St., Hempstead, NY 11550 and its telephone is:
516-220-1229

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


In addition, certain Class A Shareholders of Ovale who borrowed CHF 50,000 from the Company in June, 2003 (the "June Borrowers") and Vladimir Fabert, Ovale's President and principal stockholder ("Fabert") who arranged for a loan to be made to Ovale for a maximum of (euro)700,000 (the "Fabert-Ovale Loan") agreed that at the closing: (i) Fabert shall accept 1.667 shares of the Company's common stock for each Euro lent to Ovale by the Company as payment of the Fabert-Ovale Loan; and (ii) the June Borrowers shall accept CHF50,000 as additional payment for their Class A Ovale shares in full satisfaction of their loan. The foregoing is hereinafter referred to as the (the "Share Exchange"). As a result, and at the closing of the Share Exchange, Ovale will become a wholly owned subsidiary of the Company, and the Holders will collectively own approximately 75% of the total number of shares of the Company's common stock expected to be issued and outstanding as of that date. The transaction with the Holders is being accounted for as a reverse acquisition. The Agreement, which contains the customary representations and warranties, requires Ovale to furnish the Company with audited financial statements. Following the closing of the Share Exchange with Ovale, of which there can be no assurance: (i) Messrs. Vladimir Fabert and Gilles Neveau will be elected as the Company's principal executive officers and as members of the Company's Board of Directors; (ii) the Company will elect a Chief Financial Officer; (iii) Irwin Pearl will remain as a member of the Company's Board of Directors; and (iv) the Company will become principally engaged in the design and distribution of high quality infant clothing, gifts and accessories.

On November 8, 2004, the Company, Ovale and the Holders entered into an amendment (the "Amendment") to the New Agreement. Pursuant to the Amendment, the parties agreed to consummate the business combination made the subject of the New Agreement in two closings. At the initial closing, which took place on November 19, 2004, the Company delivered 5,900,000 shares of its common stock, $.01 par value per share, to Frederic Cottier, the designated Swiss escrow agent. An aggregate of 1,166,900 shares of these shares were delivered to the owners of the Orion-Ovale loan and 2,063,559 shares were delivered to the Ovale shareholders in proportion to their interests in Ovale. Also, the Orion-Ovale loan was assigned to Orion, all issued and outstanding shares of Ovale were delivered to Ovale's counsel until the second closing, and (euro)443,894 held in trust in Switzerland, was released to Ovale for use in its business. An aggregate of 2,669,541 of the Orion shares continued to be held in escrow until Ovale delivered its audited financial statements for the year ended December 31, 2004 to the Company. That requirement was fulfilled in November, 2005 and 1,949,541 shares were delivered to Vladimir Fabert and 720,000 shares were delivered to Alexandre Fabert, his wife. At the second closing, after additional shares are authorized, as provided for in the Share Agreement, the Company shall deliver the remaining 5,875,000 shares of its common stock, $.01 par value per share to the five original Ovale investors (including Mr. Fabert) in exchange for all of the Ovale shares and Mr. Cottier. Finally, the Amendment provided that the Company's Board of Directors shall remain in tact until the second closing. The transaction with Ovale was previously approved by consent of more than two-thirds of the Company's shareholders. An Information Statement regarding the transaction is to be distributed to the Company's sharenholders. Immediately thereafter the Ovale transaction will be completed.

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

ITEM 2. DESCRIPTION OF PROPERTY

Premises. The Company has been dormant since 1997. During the fiscal year ended April 30, 2005, and through the date of this Report, the Company had no properties nor did it enter into any agreement or arrangements to acquire any properties. In 2006 the Company transferred its address to 11 Front St. Hempstead, NY 11550 where it has adequate space on a rent free basis. The Company's space is adequate for the Company's present needs, and its management expects that the Company will continue this arrangement until the completion of an acquisition or merger.

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


                                                HIGH              LOW
                                               ------           ------
Fiscal 2006:
FIRST QUARTER

May 1st thru July 31, 2005                     $ 1.50           $ 1.30

SECOND QUARTER
August 1st thru October 31, 2005                 1.30             1.01

THIRD QUARTER
November 1st thru January 31, 2006               1.10              .70

FOURTH QUARTER
February 1st thru April 30, 2006                  .75              .30

Fiscal 2005:
FIRST QUARTER
May 1st thru July 31, 2004                        .85              .55

SECOND QUARTER
August 1st thru October 31, 2004                 1.50              .55

THIRD QUARTER
November 1st thru January 31, 2005               1.55             1.15

FOURTH QUARTER
February 1st thru April 30, 2005                 1.75              .55

(b) Holders. As of April 30, 2006, the approximate number of holders of record of shares of the Company's Common Stock,$.01 par value per share, the Company's only class of trading securities, was believed by management to be as follows:

      Title of Class                           Number of Record Holders
     ----------------                          ------------------------
  Common Stock, $.01 par                                  275

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Private Securities Litigation Reform Act of 1995 contains "safe harbor" rovisions regarding forward-looking statements. Except for historical information contained herein, the matters discussed in the Liquidity and Capital Resources section below contain potential risks and uncertainties including, without limitation, risks related to the Company's ability to successfully identify potential merger partners, retain key employees and settle any outstanding debts. The Company will need to attract partners in order to execute its revised business strategy, and there can be no assurance that the Company will be successful in attracting such partners.

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


Cash Requirements In September, 2006 the Company borrowed $30,000 from an unrelated person so that it would have cash to meet its current needs. The terms of the loan appear in the Company's 10QSB for the period ended October 31, 2006.


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


During the fiscal year ended April 30, 2005 we lent the prospective business combination company (Ovale) $218,080 of which $35,000 was repaid. The Company's bills were paid by Ovale when necessary with the payment reducing Ovale's debt to the Company. The loan was due over a period of two years and yielded interest at 8% per annum.

The Company's current liabilities as of April 30, 2006 and 2005 were $50,855 and $33,613, respectively.

In the fiscal year ending April 30, 2004 the Company's liability were reduced by an offset in the amount of $27,444 in liabilities that were incurred pertaining to professional fees and franchise taxes which accrued during prior management's control of the Company. During the fiscal year ended April 30, 2005, $20,000 was paid to the Company's prior President in full satisfaction of any liability owed to him.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A. DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures


The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company's sole officer evaluated the effectiveness of the Company's disclosure controls and procedures. Based on the evaluation, the procedures were enhanced to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management to allow timely decision making required disclosure. Other than the need for that enhancement, management found no significant deficiencies or material weaknesses, and the Company's sole officer concluded that the Company's disclosure controls and procedures are effective. There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


(b) Changes in internal controls

There was no change to the Company's internal control over financial reporting during the year ended April 30, 2006 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE 34 Act

(a) Identify Directors and Executive Officers.

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors of the Company; (2) all positions and offices with the Company held by each such person; (3) the term or office of each person named as a director; and 4) any period during which he or she has served:

                     Duration and
                        Date of                  Position &                   Age and
                     Expiration of               Office with                 Director
Name                 Present Term                  Company                     Since
------------         -------------              -------------               ----------
Irwin Pearl            One year
                       Next Annual            President, Chief             63, 11/30/01
                                            Financial Officer and
                       Meeting                    Director

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

Lack of Nominating Committee, Communicating with the Board, and Nominating Board Members

Nominating Committee

Orion's Board of Directors consists of two individuals, Irwin Pearl and Thomas Regan, neither of whom is a full time executive officer of Orion, and both of whom have served for many years without compensation. Mr. Pearl does not have stock in Orion and Mr. Regan has 38,500 shares, an insignificant number given the shares outstanding. Neither Mr. Pearl nor Mr. Regan may be deemed independent since both are officers of Orion. Orion is not a listed company and there is no legal requirement that it have a nominating committee. Orion does not have a formal policy in regard to nominations, but Mr. Pearl and Mr. Regan would consider any person as a nominee whose name is submitted in writing at its corporate address at least 120 days before a meeting at which directors are to be elected. However, Messrs. Pearl and Regan see no reason to expand the Board in light of the pending the Exchange. Since a nominating committee would only be comprised of Messrs Pearl and Regan they think that a formal nominating committee is impractical and inappropriate for this tiny company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's outstanding common shares to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common shares. Such persons are required by the SEC regulations to furnish the Company with copies of all such reports they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all Section 16(a) filing requirements applicable to officers, directors and greater than ten percent beneficial owners are current.

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

The Company's decision not to adopt such a code of ethics results from it having only one officer and another director operating as the sole management for the Company. The Company believes that as a result of the limited interaction which occurs having a sole officer/director and another director eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

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

(1) Both Irwin Pearl, the Company's President, and Thomas Regan, the Company's Vice President are owed 10,000 restricted (i.e., unregistered) shares of the Company's Common Stock, $.01 par value per share, for acting as executive officers and directors of the Company for each of the two fiscal years ended April 30, 2006, and will receive a pro rate number of shares for their services to the Company during the fiscal year ending April 30, 2007. Until such time as the Company finalizes it's presently pending Information Statement and complies with the comments of the staff of the Securities and Exchange Commission, the shares owed to Messrs. Pearl and Regan will remain accrued but unissued. The Company has assured Messrs. Pearl and Regan that they each became entitled to 10,000 shares on May 1, 2005, and 10,000 shares on May 1, 2006.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners of Orion - As of April 30, 2006

The following table sets forth information with respect to the number of common shares beneficially owned by (i) each officer and director of Orion (ii) all directors and officers as a group and (iii) each shareholder known by the Company to be a beneficial owner of more than 5% of Orion's common shares as of April 30, 2006 and after the Share Exchange. Except as otherwise indicated, each of the shareholders listed below is believed to have sole voting and investment power over the shares beneficially owned. As of April 30, 2006 there were issued and outstanding 9,971,512 common shares. After the Second Closing there will be 15,846,512 shares issued and outstanding.



                                          Amount and Nature of          Percentage           Percentage
  Name and Address of  Beneficial              Beneficial                   of                of Class
     Owner, Officers or Director               Ownership                  Class             After Closing
  -------------------------------         ---------------------         ----------          -------------

Vladimir Fabert
1, Chemin de la Savonniere
Collonge-Bellerive, Switzerland                 1,949,541(1)                19.5%                 12.3%(3)

Alexandra Fabert
1, Chemin de la  Savonniere
Collonge-Bellerive, Switzerland                 720,000(2)                  7%                    4.5%

Parthian Securities SA
36 Blvd. Helvetique
CH-1207 Geneva Switzerland                      600,000(4)(5)               6%                    2.5%


Synergy Asset Management Ltd.
 c/o Majid El Sohl                              600,000(4)                  6%                    5%
15, Rue Rodolphe Toepffer
1206 - Geneva, Switzerland


Richard Von Tscharner
87 Route de Suisse,
1296 Coppet, Switzerland                        825,469                     8.3%                  5.2%

Pasquale Catizone
266 Cedar Street
Cedar Grove, NJ 07009
         and
Grove Partners
266 Cedar Street                                570,000(5)                  5,7%                  3.4%
Cedar Grove, NJ 07009

Gable International  Investments,
Ltd. PO Box 3152 Road Town Tortola,
British Virgin Islands                          500,000                       5%                  3.2%

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

(6) Includes an aggregate of 70,000 shares of the Company's Common Stock owned of record by Pasquale Catizone, the general partner of Grove Partners with voting and investment power. Grove Partners disclaims beneficial ownership of the shares of the Company's Common Stock individually owned by Mr. Catizone. By virtue of his status as general partner of Grove Partners, Mr. Catizone may be deemed to have voting or investment power with respect to the 500,000 shares owned by Grove Partners.

(b) Security Ownership of Management. The information is furnished as of April 30, 2006, as to the number of shares of the Company's Common Stock, $.01 par value per share owned beneficially by each executive officer and director of the Company and by all executive officers and directors as a group:

Name and Address               Amount and Nature
of Beneficial                    of Beneficial
Owner                              Ownership         Percentage of Class
--------                           ---------         -------------------
Irwin Pearl
25 Nantwick Street
Lido Beach, NY 11561                    -0-                   -%

Thomas F. Regan
15 Lincoln Street
Roseland, NJ 07068                   38,500                   -%

All Officers And Directors
as a Group of two                    38,500(1)                -%
persons
__________________

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

Name and Address of                    Amount and Nature of
Beneficial Owner        Positions      Beneficial Ownership  Percentage of Class
-------------------     ---------      --------------------
Irwin Pearl

25 Nantwick Street                             -0-                    -%
Lido Beach, NY          Director
11561

Thomas F. Regan

15 Lincoln Street       Director              38,500                 .2%
Roseland, NJ 07068

Vladimir Fabert
36 Boulevard            Director and

Helvetique              President           3,085,875(1)           19.3%
1207 Geneva,
Switzerland

Gilles Neveu
36 Boulevard            Director and
Helvetique              Executive
1207 Geneva,            Vice                2,800,000              17.7%
Switzerland             President


All officers and
directors as a group                        5,897,375              37.2%
(four persons)


(1) Does not include 720,000 shares held in the name of his wife, Alexandra, of which he denies beneficial ownership.

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

On November 17, 2004, and in connection with the reverse acquisition business combination described herein in Item 1., the Company caused the original issuance of an aggregate of 5,900,000 restricted (i.e., unregistered) shares of its Common Stock registered in the name of 46 individual and/or entity stockholders of Ovale. Of the 46 stockholders, only Vladimir Fabert, an executive officer and director of Ovale (1, 949,541 shares or approximately 20%) and Alexandra Fabert, his wife, hold more than 5% of Orion's issued and outstanding shares of Common Stock. Mrs. Fabert holds 720,000 share or 7% of the currently outstanding shares of Orion. Mr. and Mrs. Fabert's shares were held in escrow pending delivery to Orion of Ovale's audited financials. Upon the delivery of those financials, on November 14, 2005, the noted Ovale shares were delivered to Mr. and Mrs. Fabert. Mr. and Mrs. Fabert deny beneficial ownership of the shares held by each other.

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

         31.1 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

         32.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley act of 2003

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


The following table sets forth the aggregate fees billed to us for fiscal years ended April 30, 2006 and 2005 by Bloom & Co., LLP, the Company's auditors:


                                          2006                     2005
                                          ----                     ----
Audit Fees (1)                      $    16,497                $    9,601
Non-Audit Fees:

Audit Related Fees(2)                      --                         --
Tax Fees(3)
All other Fees(4)                          --                         --
                                    -----------                -----------
Total Fees paid to                  $    16,497                $    9,601
Auditor


(1) Audit fees consist of fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Bloom & Co., LLP in connection with statutory and regulatory filings or engagements.

(2) Audit-Related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees".

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


ORION DIVERSIFIED TECHNOLOGIES, INC.


BY:


/s/Irwin Pearl
Irwin Pearl, President
Date: April 24, 2007



Pursuant to the requirements of the Exchange Act this report has been signed below by the following persons on behalf of the Company and in their capacities and on the dates indicated.



/s/Irwin Pearl
Irwin Pearl, Director
Date: April 24, 2007


/s/Thomas Regan
Thomas Regan, Director
Date: April 24, 2007

                                     PART II

ITEM 7. FINANCIAL STATEMENTS



Contents

Independent Auditors' Report

Balance Sheet at April 30, 2006 and                                                            F2
2005

Statement of Operations for the fiscal years ended April 30, 2006 and                          F3
2005

Statement of Shareholders' Equity for the fiscal years ended April 30, 2006 and 2005           F4

Statement of Cash Flows for the fiscal years ended April 30, 2006 and                          F5
2005

Notes to Consolidated Financial                                                              F6-F12
Statements


BLOOM & CO., L.L.P.
7 TWELFTH STREET      GARDEN CITY    NEW YORK 11530      TEL:  516-746-4200
CERTIFIED PUBLIC ACCOUNTANTS                             FAX: 516-746-7900



SIROUSSE TABRIZTCHI, Ph D, CPA                                MEMBER OF
REZA MOGHADASSI, MBA, MS, CPA                           AMERICAN INSTITUTE OF
ROD TABRIZTCHI, ESQ., MBA                           CERTIFIED PUBLIC ACCOUNTANTS




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

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made, by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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


Bloom & Co. LLP
Hempstead, New York
September 14, 2006, except Note 2 As to which the date is April 10, 2007

                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                                  BALANCE SHEET
                   FOR THE YEAR ENDED APRIL 30, 2006 AND 2005



                                   Assets

                                               2006                  2005
Current Assets:

Cash and cash equivalents                   $     2,370           $     1,453
Loan receivable and accrued interest            795,204               790,757
                                         -------------------------------------

Total Current Assets                            797,574               792,210

Deposits - Ovale                                949,486               949,486
                                         -------------------------------------

Total Assets                                $ 1,747,060           $ 1,741,696
                                         =====================================

                        Liabilities & Stockholders Equity

Current Liabilities:
Accounts payable and accrued expenses          $ 47,755              $ 33,513
Loan payable                                      3,100                   100
                                         -------------------------------------

Total Liabilities                                50,855                33,613

Stockholders Equity:
Common stock, par value $.01 per
share, authorized 10,000,000 shares,
issued and outstanding 9,981,532
and 7,312,532 shares at
April 30, 2006 and April 30, 2005,
respectively.                                    99,816                73,121
Paid in capital                               1,812,890             1,839,585
Retained Earnings (deficit)                   ( 216,501)             (204,623)
                                          ------------------------------------

Total Stockholders Equity                     1,696,205             1,708,083
                                          ------------------------------------

Total liabilities & Stockholders Equity     $ 1,747,060           $ 1,741,696
                                          ====================================



The accompanying notes are an integral part of these financial statements.

                                   ORION DIVERSIFIED TECHNOLOGIES, INC.
                                         STATEMENT OF OPERATIONS
                               FOR THE YEARS ENDED APRIL 30, 2006 AND 2005


                                                      2006             2005

Income:

Revenues                                       $        --          $       --

Costs & Expenses:

General & Administrative                            29,325              23,491
                                    -------------------------------------------

Total Costs & Expenses                              29,325              23,491
                                    -------------------------------------------

Net loss before extraordinary item               ( 29,325)           ( 23,491)


Other income (expense):
Interest income                                     17,446              17,446

Income Taxes:
Current                                                 --                  --
Tax benefit                                             --                  --
                                    -------------------------------------------

Net Loss                                       $ ( 11,878)          $ ( 6,045)
                                    ===========================================

Loss per share:
Basic                                              ( .001)             ( .001)
                                    ===========================================

Weighted average number of
shares outstanding                              8,629,018           5,607,896
                                    ===========================================


The accompanying notes are an integral part of these financial statements.

                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
                   FOR THE YEARS ENDED APRIL 30, 2006 AND 2005


                                   Common                       Additional      Accumulated
                                   Shares        Amount           Capital         Deficit           Total
Balance 05/01/04                  4,071,532       $ 40,711       $ 372,683     $  (198,578)      $ 214,816

Forgiveness of debt                      --             --           2,556              --           2,556

Shares issued for cash               10,000            100           3,400              --           3,500

Shares issued for note            1,166,900         11,669         532,101              --         543,770

Shares issued for acquisition     2,064,100         20,641         928,845                         949,486

Net Loss                                 --             --              --        ( 6,045)         ( 6,045)
                             ------------------------------------------------------------------------------

Balance 04/30/05                  7,312,532       $ 73,121     $ 1,839,585     $ (204,623)     $ 1,708,083
                             ==============================================================================

Shares issued for cash                   --             --              --              --              --

Shares released from escrow       2,669,000         26,695         (26,695)             --              --

Net Loss                                 --             --              --        ( 11,878)       ( 11,878)
                             ------------------------------------------------------------------------------

Balance 04/30/06                  9,981,532       $ 99,816     $ 1,866,280     $  (216,501)    $ 1,696,205
                             ==============================================================================

The accompanying notes are an integral part of these financial statements.

                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS
                   FOR THE YEAR ENDED APRIL 30, 2006 AND 2005


                                                        2006          2005
Cash Flow from Operating Activities:

Net (Loss)                                           $   (11,878)   $  (6,045)

Adjustments to Reconcile Net Loss to Net
Cash provided by (Used in) Operating Activities:
Shares issued for services                                    --          100
Changes in Operating Current Assets and Liabilities:
Accounts payable and accrued expenses                     14,241       11,031
Interest receivable                                      (17,446)     (17,446)
                                                    --------------------------

Net Cash Provided by (Used in) Operations                (15,083)      (8,960)

Cash Flow from Financing Activities:

Loans payable                                              3,000
Due to officer                                                --      (20,000)
Shares issued for cash                                        --      543,770
                                                    --------------------------

 Net Cash Provided by Financing Activities                 3,000      523,770

Note receivable                                           13,000     (543,770)
Payment on notes receivable                                            17,500
------------------------------------------------------------------------------

 Net Cash Provided (Used) by Investing Activities         13,000     (526,270)

Net increase/Decrease in cash                                917      (11,460)
Cash and cash equivalents- Beginning                       1,453       12,913
                                                    --------------------------

Cash and cash equivalents - Ending                       $ 2,370      $ 1,453
                                                    ==========================

The accompanying notes are an integral part of these financial statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the year ended April 30, 2005:None
For the year ended April 30, 2006:

On November 8, 2004, 2,669,000 shares were issued in exchange for Class B shares of Ovale in the amount of $949,486. The purchase of the notes and the share exchange were valued at $.46 per share.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment under Statement of Financial Accounting standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell

Income Taxes

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

Under SFAS 123R, the pro forma disclosures previously permitted will no longer be an alternative to financial statement cognition. Orion must determine the appropriate fair value model to be used for valuing share-based payments to employees, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first year of adoption of SFAS 123R, while the modified retrospective method would record compensation expense for all unvested stock options and restrictive stock beginning with the first period restated.

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

Reclassification and Adjustment

The Company reclassified the $949,486 of Ovale shares held pending the completion of the merger agreement as deposits. Previously, they were classified as equity interest in Ovale.

The Company had recorded the 2,669,541 shares released from escrow in 2006. The number of shares issued was 2,669,000. The Company reduced the number of shares issued and outstanding by 541 shares.

                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

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


Due to Officer

As of April 30, 2006 and 2005, the amounts owed to the officer were:

                                    2006                        2005

Due to officer                      $ --                    $ 22,556
Less: Amount paid                     --                     (20,000)
Less: Forgiveness                     --                     ( 2,556)

Balance due officer                 $ --                        $ --
                               =====================================


NOTE 5. NET OPERATING LOSS CARRYFORWARDS

As of April 30, 2006 the Company had NOLs of $216,501. These NOLs and corresponding estimated tax assets, computed at a 35% tax rate, expire as follows:


Year loss           Expiration                 Loss                   Estimated
 Incurred              Date                   Amount                  Tax Asset
  04/30
   1995                2010                   $ 69,583                 $ 24,354
   1996                2011                     70,260                   24,591
   1999                2014                        400                      140
   2000                2015                        400                      140
   2001                2016                     26,900                    9,415
   2002                2017                      4,019                    1,407
   2004                2019                     27,016                    9,456
   2005                2020                      6,045                    2,116
   2006                2021                     11,878                    4,157
--------------------------------------------------------------------------------

  Total                                      $ 216,501                 $ 75,776
                                  ==============================================

                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 5. NET OPERATING LOSS CARRYFORWARDS (continued)

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

Net operating loss carryforwards                $ 75,776
Less: Valuation allowance                        (75,776)
                                    ---------------------

Net deferred tax assets - current                   $ --
                                    =====================


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

In addition, certain Class A Shareholders of Ovale who borrowed CHF 50,000 from the Company in June, 2003 (the "June Borrowers") and Vladimir Fabert, Ovale's President and principal stockholder ("Fabert") who arranged for a loan to be made to Ovale for a maximum of (euro)700,000 (the "Fabert-Ovale Loan") agreed that at the closing: (i) Fabert shall accept 1.667 shares of the Company's common stock for each Euro lent to Ovale by the Company as payment of the Fabert-Ovale Loan; and (ii) the June Borrowers shall accept CHF50,000 as additional payment for their Class A Ovale shares in full satisfaction of their loan. The foregoing is hereinafter referred to as the (the "Share Exchange"). As a result, and at the closing of the Share Exchange, Ovale will become a wholly owed subsidiary of the Company, and the Holders will collectively own approximately 75% of the total number of shares of the Company's common stock

                      ORION DIVERSIFIED TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 - PENDING BUSINESS COMBINATION (continued)

expected to be issued and outstanding as of that date. The transaction with the Holders is being accounted for as a reverse acquisition. The Agreement, which contains the customary representations and warranties, requires Ovale to furnish the Company with audited financial statements. Following the closing of the Share Exchange with Ovale, of which there can be no assurance: (i) Messrs. Vladimir Fabert and Gilles Neveau will be elected as the Company's principal executive officers and as members of the Company's Board of Directors; (ii) the Company will elect a Chief Financial Officer; (iii) Irwin Pearl will remain as a member of the Company's Board of Directors; and (iv) the Company will become principally engaged in the design and distribution of high quality infant clothing, gifts and accessories.

On November 8, 2004, the Company, Ovale and the Holders entered into an amendment (the "Amendment") to the New Agreement. Pursuant to the Amendment, the parties agreed to consummate the business combination made the subject of the New Agreement in two closings. At the Initial closing, which took place on November 19, 2004, the Company delivered 5,900,000 shares of its common stock, $.01 par value per share, to Frederic Cottier, the designated Swiss escrow agent. An aggregate of 1,166,900 shares were delivered to the owners of the Orion-Ovale loan and 2,063,559 shares were delivered to the Ovale shareholders in proportion to their interests in Ovale. An aggregate of 2,669,541 of these shares were held in escrow until the second closing when The subject Ovale financial statements were delivered to Ovale in November, 2005 and the Orion shares held in escrow were delivered to Vladimir Fabert (1,949,541 shares) and Alexandra Fabert, his wife (720,000 shares). The release of these shares was recorded as addition to common stock and reduction in the additional paid in capital of $26,695. Also, the Orion-Ovale loan was assigned to Orion, all issued and outstanding shares of Ovale were delivered to Ovale's counsel until the second closing, and (euro)443,894 held in trust in Switzerland, was released to Ovale for use in its business. At the second closing, the Company shall deliver the remaining 5,875,000 shares of its common stock, $.01 par value per share to the individual Ovale shareholders in exchange for all of the Ovale shares and Mr. Cottier will deliver the 2,669,541 shares as aforesaid. Finally, the Amendment provided that the Company's Board of Directors shall remain in tact until the second closing. As previously reported in the Company's Form 10-KSB for the fiscal year ended April 30, 2004, the transaction with Ovale was previously approved by two-thirds of the Company's shareholders.

INDEX TO ATTACHED EXHIBITS AND EXHIBITS

2.(iii) Second Amendment, dated January 3, 2006, to the Exchange Agreement dated September 15, 2004.
31.1 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
32.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley act of 2003

Exhibit 2.(iii)

THIS IS A SECOND AMENDMENT, DATED AS OF JANUARY 31, 2006 TO THE SHARE EXCHANGE AGREEMENT BY AND BETWEEN ORION DIVERSIFIED TECHNOLOGIES, INC. AND OVALE, S.A. DATED SEPTEMBER 15, 2004 (THE "Exchange Agreement").

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


Dated: as of January 31, 2006

Orion Diversified Technologies, Inc.

By: /s/Irwin Pearl
Irwin Pearl President


JUNE BORROWERS
                                   Synergy Investment Management Ltd
___________________
Vladimir Fabert                    by_______________________
                                         Majid El Sohl, Principal

______________________
Gilles Neveu                       Atlantic International Capital Holdings, Inc.

______________________             _______________________
 Gholamreza Shahbazi               By  David Laing, Principal