Form 10KSB/A
period 2007-04-30
ORION DIVERSIFIED TECHNOLOGIES INC
filed 2007-08-22
CIK 32284

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2007

Commission File No. 0-4006

ORION DIVERSIFIED TECHNOLOGIES, INC.
( Exact name of registrant as specified in its charter)

New Jersey	22-1637978
(State or other jurisdiction	(IRS Employer Identification No.)
Of incorporation or organization)

11 Front St., Suite 200, Hempstead, NY 11550
(Address of Principal Executive Offices)   (Zip Code)

(516) 220-1229
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

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of August 2, 2007, was approximately $5,490,140.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.01 Par Value, 9,982,073 shares

DOCUMENTS INCORPORATED BY REFERENCE
None

Orion Diversified Technologies, Inc.
 Form 10-KSB Annual Report

PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a) Business Development

Historical Development

The Registrant (“Orion”) was incorporated in New Jersey on May 6, 1959.  Until 1986, the Company was engaged in the marketing and sale of a line of semiconductors, transistors, diodes and rectifiers and, to a lesser extent, other ancillary related electronic products.  Because of sustained operating losses, the Company discontinued this line of operation and filed a plan of reorganization (under Chapter 11 of the Bankruptcy Act , on April 30, 1990.  Thereafter it was released from the proceeding and commenced looking for another business.  It became involved in a real estate project which did not succeed and then became a shell again looking for an opportunity.

The Orion’s address is 11 Front St. Hempstead, NY 11550, and its telephone number is  (516) 220-1229.

Recent Developments

Ovale S.A Business Combination

On September 15, 2004, the Orion, and the holders of all of the outstanding capital stock (the "Holders") of Ovale S.A., a Swiss corporation ("Ovale"), entered into a reverse acquisition Share Exchange Agreement (the "Exchange Agreement") that amended, restated and replaced their prior 2003 agreement.  Pursuant to the Exchange Agreement, the Holders agreed to tender to the Orion all of the 100 issued and outstanding shares of Class A common stock, 1,000 CHF (i.e., Swiss Francs) par value, and all 150 issued and outstanding shares of Class B common stock, 5,000 CHF par value, of Ovale in exchange for an aggregate of 10,608,100 shares of common stock of the Orion.

In addition, certain Class A Shareholders of Ovale who borrowed CHF 50,000 from the Orion in June, 2003 (the “June Borrowers”) and Vladimir Fabert, Ovale's President and principal stockholder ("Fabert") who arranged for a loan to be made to Ovale for a maximum of €700,000 (the “Fabert-Ovale Loan”) agreed that at the closing: (i) Fabert shall accept 1.667 shares of the Orion's common stock for each Euro lent to Ovale by the Orion as payment of the Fabert-Ovale Loan; and (ii) the June Borrowers shall accept CHF50,000 as additional payment for their Class A Ovale shares in full satisfaction of their loan.  The foregoing is hereinafter referred to as the (the "Share Exchange").  As a result, and at the closing of the Share Exchange, Ovale will become a wholly owed subsidiary of the Orion, and the Holders will collectively own approximately 75% of the total number of shares of the Orion's common stock expected to be issued and outstanding as of that date.  The transaction with the Holders is being accounted for as a reverse acquisition.  The Agreement, which contains the customary representations and warranties, requires Ovale to furnish the Orion with audited financial statements. Following the closing of the Share Exchange with Ovale, of which there can be no assurance: (i) Messrs. Vladimir Fabert and Gilles Neveau will be elected as the Orion's principal executive officers and as members of the Orion's Board of Directors; (ii) the Orion will elect a Chief Financial Officer; (iii) Irwin Pearl will remain as a member of the Orion's Board of Directors; and (iv) the Orion will become principally engaged in the design and distribution of high quality infant clothing, gifts and accessories.

On November 8, 2004, the Orion, Ovale and the Holders entered into an amendment (the "Amendment") to the Exchange Agreement.  Pursuant to the Amendment, the parties agreed to consummate the business combination made the subject of the Exchange Agreement in two closings. At the first closing, which took place on November 19, 2004, the Orion delivered 5,900,000 shares of its common stock, $.01 par value per share, to Frederic, Cottier, the designated Swiss escrow agent. An aggregate of 2,669,541 of these shares are being held in escrow until the second closing when the same shall be delivered to Vladimir Fabert (1,949,541 shares) and Alexandre Fabert, his wife (720,000 shares). An aggregate of 1,166,900 shares were delivered to the owners of the Orion-Ovale loan and 2,063,559 shares were delivered to the Ovale shareholders in proportion to their interests in Ovale.  Also, the Orion-Ovale loan was assigned to Orion, all issued and outstanding shares of Ovale were delivered to Ovale’s counsel until the second closing, and  €443,894 held in trust in Switzerland, was released to Ovale for use in its business.  At the second closing, Orion shall deliver the remaining 5,875,000 shares of its common stock, $.01 par value per share to the individual Ovale shareholders in exchange for all of the Ovale shares and Mr. Cottier will deliver the 2,669,541 shares as aforesaid. Finally, the Amendment provided that Orion's Board of Directors shall remain in tact until the second closing.  As previously reported in Orion's Form 10-KSB for the fiscal year ended April 30, 2004, the transaction with Ovale was previously approved by a majority of Orion's shareholders.

Business of Orion

For several years prior to entering into its agreements with Ovale, Orion was a "shell" corporation with no assets and limited liabilities.  Since entering into its agreements with the Ovale shareholders in 2003, Orion's management limited Orion's activities to seeking to consummate the business combination with Ovale, S.A.’s shareholders. No business combination was concluded by Orion during the three fiscal years ended April 30, 2007.

Until September 15, 2004, Orion may have been deemed to be a blank check company.  As defined in Section  7(b)(3)  of the  Securities  Act of 1933,  as amended  (the "Act"),  a "blank  check"  company is a  development  stage  company that has no specific  business plan or purpose or has indicated that its business plan is to engage in a merger or an acquisition  with an unidentified  company or companies and is issuing  "penny  stock"  securities  as defined in Rule  3(a)(51)  of the Securities  Exchange Act of 1934, as amended (the "34 Act").  The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies.

In the event the proposed transaction with Ovale does not close, Orion will attempt to identify and negotiate with a business target for the merger of that entity with and into Orion.  In certain instances, a target company may wish to become a subsidiary of Orion or may wish to contribute or sell assets to Orion rather than to merge. No assurances can be given that Orion will be successful in identifying or negotiating with any target company.  The Registrant seeks to provide a method for a foreign or domestic privately owned company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

Similar to the proposed transaction with Ovale, a business combination with a target company will normally involve the transfer to the target company of the majority of the issued and outstanding common stock of Orion, and the substitution by the target company of its own management and board of directors.  No assurances can be given that Orion will be able to enter into a business combination, or, if Orion does enter into such a business combination no assurances can be given as to the terms of a business combination, or as to the nature of the target company.

Risk Factors

The Registrant's business is subject to numerous risk factors, including the following:

No Operating History or Revenue and Minimal Assets.  The Registrant has had no operating history nor any revenues or earnings from operations for at least the last three years.  The Registrant has no significant assets except for its interest in Ovale, and has no financial resources.  The Registrant will, in all likelihood, incur operating expenses without corresponding revenues, at least until the consummation of a business combination.  This may  result  in the  Registrant incurring  a net  operating  loss which  will  increase  continuously until Orion can consummate a business combination with a target company.  There can be no assurance that Orion will be able to identify such a target company and consummate such a business combination on acceptable terms or that it will derive any benefit from the net operating loss.

Speculative Nature of Orion's Proposed Operations.  The success of Orion's proposed reverse acquisition business combination with Ovale will depend to a great extent on the operations, financial condition and management of Ovale.  There can be no assurance that Ovale will be successful in its proposed high end infant's clothing and giftware business.

Continued Management Control, Limited Time Availability.  While seeking to close the business combination with Ovale, management anticipates devoting up to five (5) hours per month to the business of Orion.  The Registrant's only two executive officers and directors are Mr. Irwin Pearl, the President, Secretary and Chief Financial Officer, and Mr. Thomas F. Regan, the Vice President, neither of whom have entered into written employment agreements with Orion or are expected to do so in the foreseeable future. The Registrant has not obtained key man life insurance on its officers and directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of its President, Mr. Irwin Pearl, would adversely affect development of Orion's business and its likelihood of consummating a business combination.

Conflicts of Interest--General. The Registrant's two officers and directors participate in other business ventures which may compete directly with Orion.  Although none are anticipated, conflicts of interest and non-arms length transactions may also arise in the future. Management does not anticipate that Orion will seek a merger with, or acquisition of, any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest. See "ITEM 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the 34 Act.

Reporting Requirements May Delay or Preclude Acquisition. Section 13 of the 34 Act requires  companies subject thereto to provide certain  information about inificant  acquisitions  including  certified  financial  statements  for  Orion acquired covering one or two years, depending on the relative size of the  acquisition.  The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by Orion.  Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 34 Act are applicable.

Lack of Market Research or Marketing Organization.  If the Exchange Agreement does not close, Orion will look for another reverse merger opportunity.  The Registrant has not conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by Orion.  Even in the event demand exists for a merger or acquisition of the type contemplated by Orion, there can be no assurance Orion will be successful in completing any such business combination.

Lack of Diversification.  The Registrant's  proposed  operations,  even if successful,  will, at least in the short term and in all  likelihood in the long term, result in Orion engaging in a business  combination with only one business opportunity.  Consequently, Orion's activities will be limited to those engaged in by the business opportunity which Orion merges with or acquires. The Registrant's inability to diversify its activities into a number of areas may subject Orion to economic fluctuations within a particular business or industry and therefore increase the risks associated with Orion's operations.

Probable Change in Control and Management.  A business combination involving the issuance of Orion's common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in Orion.  Any such business combination may require shareholders of Orion to sell or transfer all or a portion of Orion's common stock held by them.  The  resulting change in control of Orion  will likely result in removal of the present officers and directors of Orion and a corresponding  reduction in or elimination of their  participation in the future affairs of Orion.

Reduction of Percentage Share Ownership Following Business Combination. The Registrant's primary plan of operation is based upon the consummation of a business combination with a business entity which, in all likelihood, will result in Orion issuing securities to shareholders of such business entity.  The issuance of previously authorized and unissued common stock of Orion would result in reduction in percentage of shares owned by the present shareholders of Orion and would most likely result in a change in control or management of Orion.

Aspects of Blank Check Offering.  The Registrant may enter into a business combination with a business entity that desires to establish a public trading market for its shares. A target company may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with Orion. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders or the inability to obtain an underwriter or to obtain an underwriter on terms satisfactory to Orion or the target.

 Taxation.  Federal and state tax consequences will, in all likelihood, be major considerations in any business combination Orion may undertake.  Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions.  The Registrant intends to structure any business combination so as to minimize the federal and state tax consequences to both Orion and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction or their respective shareholders.

Requirement of Audited Financial Statements May Disqualify Business Opportunities.  Management of Orion will request that any potential business opportunity provide audited financial statements. In such case, Orion may choose to obtain certain assurances as to the target company's assets, liabilities, revenues and expenses prior to consummating a business combination, with further assurances that an audited financial statement would be provided after closing of such a transaction.  Closing documents for such a transaction may include representations that the audited financial statements will not materially differ from the representations included in such closing documents.  One or more potential combination candidates may opt to forego pursuing a business combination with Orion rather than incur the burdens associated with preparing audited financial statements.

ITEM 2. DESCRIPTION OF PROPERTY

Rental Premises.  The Registrant has been dormant since 1997.   During the fiscal year ended April 30, 2005, and through the date of this Report, Orion had no properties nor did it enter into any agreement or arrangements to acquire any properties.  Orion now has its offices at a location where it is able to use the limited space it needs, around 100 square feet, on a temporary basis rent free from month to month.  The Registrant's temporary space is adequate for Orion's present needs, and its management expects that Orion will continue this arrangement until the completion of an acquisition or merger.

ITEM 3. LEGAL PROCEEDINGS

On December 5, 2003, and as previously reported in Orion's Form 10-QSB Quarterly Report of the nine months ended January 31, 2004, Orion was served with a summons and complaint by Joseph Petito, Orion's former President and principal stockholder, in a suit entitled Petito v. James T. Patten, et. al. in the United States District Court, Eastern District of New York (the “Action).  The plaintiff has alleged that Orion and certain of its officers, directors and shareholders have failed to pay the Plaintiff for his majority share ownership in Orion, failed to issue Plaintiff a replacement share certificate and sought treble damages in the amount of $4,609,000. The time for Orion to file a response has not yet expired.  Aside from approximately $22,556 in which is owed to Mr. Petito under the November 30, 2001 Option Agreement reported in Orion's Form 10-KSB Annual Report for the fiscal year ended April 30, 2005, Orion viewed the plaintiff’s claims as baseless. In August 2004, and in consideration of the sum of $20,000 paid to him by Orion, Orion received a general release from Mr. Petito and a stipulation discontinuing the Action with prejudice.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Neither during the fourth quarter of the fiscal year ended April 30, 2006, nor at any time since August 15, 1994, did Orion conduct an Annual Meeting of its stockholders pursuant to definitive proxy materials under Regulation 14 A under the 34 Act, or otherwise.

PART II

ITEM 5. MARKET FOR COMMON STOCK EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information.

Since approximately November 1996, Orion's common stock, its only class of equity securities, has been traded in the over-the-counter market in the pink sheets under the symbol ORDT.OB.  The following table sets forth the range of high and low bid price information for the common stock as reported by the National Quotation Bureau, Inc. for each fiscal quarter for the past two fiscal years.  High and low bid quotations represent prices between dealers without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	HIGH	LOW

Fiscal 2007:
FIRST QUARTER

May 1st thru July 31, 2006	$.73	$ .42

SECOND QUARTER
August 1st thru October 31, 2006	.45	.31

THIRD QUARTER
November 1st thru January 31, 2007	1.01	.45

FOURTH QUARTER
February 1st thru April 30, 2007	1.00	.31

Fiscal 2006:
FIRST QUARTER
May 1st thru July 31, 2005	2.00	1.30

SECOND QUARTER
August 1st thru October 31, 2005	1.55	1.10

THIRD QUARTER
November 1st thru January 31, 2006	1.35	0.70

FOURTH QUARTER
February 1st thru April 30, 2006	0.90	.30

(b) Holders.  As of April 30, 2007, the approximate number of holders of record of shares of Orion's Common Stock,$.01 par value per share, Orion's only class of trading securities, was believed by management to be as follows:

Title of Class	Number of Record Holders

Common Stock, $.01 par	270

Management believes there are many shareholders whose securities are held in street name with various brokerage houses.  The exact number of shareholders is unknown to Orion.

(c) Dividends.

The Registrant has paid no dividends during the fiscal years ended April 30, 2006, and April 30, 2007. Other than the requirements of the New Jersey Business Corporation Act that dividends be paid out of capital surplus only and that the declaration and payment of a dividend not render Orion insolvent, there are no restrictions on Orion's present or future ability to pay dividends.

The payment by Orion of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon Orion's earnings, its capital requirements, and its financial conditions, as well as other relevant factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Private Securities Litigation Reform Act of 1995 contains "safe harbor" provisions regarding forward-looking statements.  Except for historical information contained herein, the matters discussed in the Liquidity and Capital Resources section below contain potential risks and uncertainties including, without limitation, risks related to Orion's ability to successfully identify potential merger partners, retain key employees and settle any outstanding debts.  The Registrant will need to attract partners in order to execute its revised business strategy, and there can be no assurance that Orion will be successful in attracting such partners.

Results of Operations

During the two fiscal years ended April 30, 2007, and 2006, Orion had discontinued all operations and did not earn any revenues.

Commencing on November 30, 2001, Orion's general and administrative expenses were entirely attributable to keeping Orion current in its reporting obligation under the 34 Act, its tax and good standing obligations to the State of New Jersey, the payment of transfer agent fees and incidental overhead expenses.

The Registrant did not conduct any research and development or selling and marketing activities in the two fiscal years ended April 30, 2007, and 2006.  The Registrant is not currently conducting any research and development or selling and marketing activities.

During the two fiscal years ended April 30, 2007, and 2006, Orion recognized a net loss of $(53,046) and $(11,878), respectively.    The net losses were principally the result of accrued interest expense related to a loan made by a shareholder and professional fees.  The amount of professional fees in 2007 and 2006 were $21,319 and $16,497, respectively.  During the fiscal year ended April 30, 2007, Orion experienced a increase of $4,822 or 29.2% increase in professional fees.  The increase in professional fees represents the additional cost incurred in SEC filings.  Interest expense increased from  $-0-  in 2006 to $30,012 in 2007.  The general and administrative expenses were $17,721 and $12,828 in 2007 an 2006, respectively.    The Registrant  does  not  anticipate  sales  of  any  products  or  service  in the foreseeable future other than those of a potential merger partner.

On November 30, 2001, and as disclosed herein under Item 1, Mr. Petito entered into an option agreement with the James T. Patten as Option Holder.   Under the option agreement, the Option Holder was given the right to purchase all of the Option Shares owned by Mr. Petito.  On the same day, Mr. Petito and Mr. Irwin Lampert resigned as executive officers and directors of Orion in favor of Mr. Irwin Pearl and Mr. Thomas F. Regan as President, Secretary and Chief Financial Officer and Vice President, respectively.  Pursuant to the terms and conditions of the agreement, Orion commenced a best efforts private offering of 3,000,000 shares of its common stock at $.05 per share.  During the fiscal year ended April 30, 2005, and as hereinafter indicated in Item 12, Orion sold an aggregate of 2,000,000 shares to Parthian Securities SA (1,000,000 shares), Grove Partners (500,000 shares) and Gable International Investments, Ltd. (500,000 shares). The proceeds from these sales were utilized to pay Orion’s accrued general and administrative expenses.  The right to acquire the Option Shares was assigned to seven non-affiliated individuals and an entity who subsequently exercised the same on or about March 31, 2003.  As a result of the foregoing, Orion underwent a change of control.  The future of Orion is entirely dependent on management's ability to secure a business combination partner or establish profitable operations.

Financial Condition

In 1997, Orion changed its direction from investment in real estate to finding a merger partner.

As of April 30, 2007 and April 30, 2006, Orion had cash of $2,640 and $2,370 respectively.

The company had a principal balance of $184,530 and $205,080 on a loan to Ovale on April 30, 2007 and April 30, 2006 respectively.  The balance of the loan decreased $20,550, or 10% during fiscal year ended April 30, 2007.  The loan yields interest at 8% per annum. The interest receivable on the loan increased by $16,006 or 34.5% from $46,353 in 2006 to $63,359 in 2007.

In March, 2007 Orion received $13,000 from Ovale and in April, 2007, it received an additional $7,000 in cash to defray Orion’s expenses.  These sums were accounted for as a reduction of Ovale’s debt to Orion.  In 2003, Orion had advance $253,080 to Ovale as a loan.  The loan bears an interest of 8%.   During the fiscal year ended April 30, 2007, Ovale repaid $20,550.  The outstanding balance on the loan as of April 30, 2007 is $184,530.  Interest on the loan for the Fiscal year ended April 30, 2007 was $16,006.

The Registrant's current liabilities as of April 30, 2007 and 2006 were $71,127 and $50,855, respectively.  The current liabilities increased by $20,272 or 40% during the fiscal year ended April 30, 2007.  This increase was the result of accrued interest on the note payable.

The Company’s net working capital decreased by $24,546 from $746,719 on April 30, 2006 to $722,173 on April 30, 2007.  The reason for this decrease was primarily because of a loan from a shareholder and related accrued interest expenses. In September of 2006, the Company had issued a note payable and received a loan of $30,000 from one its shareholders.  The note bears 8% interest per annum and requires the Company to issue 40,000 shares of common stock to the noteholder.  The 40,000 shares to be issued were valued at $14,000, or $0.35 per share, the market price at the date of agreement, and recorded as additional paid in capital.  The note was required to be paid within 150 days after execution.  Until the note is repaid, the Company must issue 10,000 common shares to the noteholder on the first of every month subsequent to the repayment date of the loan.  As of April 30, 2007, the Company was obligated to issue to the noteholder an additional 20,000 shares of common stock as penalty for failure to repay the loan.  The 20,000 shares to be issued for the failure to repay the loan were valued at $14,500 and were charged to interest expense and added to the additional paid in capital.  The shares to be issued at March 1, 2007 and April 1, 2007 were valued at $0.70 and $0.75 per share, the market prices at those dates, respectively. Also, the company amortized the discount of $14,000 on the matured note payable.

The Registrant is authorized to issue up to 10,000,000 shares of its Common Stock.  As of April 30, 2007, there were 9,982,073 shares of Orion's Common Stock issued and outstanding and there were no changes as of April 30, 2007.

During the two fiscal years ended April 30, 2007, the economic viability of Orion was and continues to be entirely dependent upon Orion’s ability to raise capital through private  offerings, loans and the  consummation of a business combination.

Employees

Other than the non-compensated officers of Orion there are no employees.

Capital Expenditures

The Registrant did not have any material commitments for capital expenditures at April 30, 2007 or 2006.

Effects of Inflation

The Registrant believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on Orion's financial position or operating results.

ITEM 7. FINANCIAL STATEMENTS

Financial statements meeting the requirements of Item 310 of Regulation S-B, for the fiscal year ending April 30, 2006 were audited by Bloom & Co. LLP and for the fiscal year ending April 30, 2007 were audited by Tabriztchi  & Co., CPA, P.C. (formerly Bloom & Co. LLP)..

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A. DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of April 30, 2007 was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer (“the Certifying Officers”). Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

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

 (b) Changes in internal controls

There was no change to the Company’s internal control over financial reporting during the year ended April 30, 2007 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information

There was no information to be disclosed on Form 8K that was not reported.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE 34 Act

(a) Identify Directors and Executive Officers.

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors of Orion; (2) all positions and offices with Orion held by each such person; (3) the term or office of each person named as a director; and 4) any period during which he or she has served:

Duration and
	Date of	Position &	Age and
	Expiration of	Office with	Director
Name	Present Term	Registrant	Since

Irwin Pearl	One year
	Next Annual	President, Chief Financial Officer and	64, 11/30/01
	Meeting	Director

Thomas F. Regan	One year
	Next Annual	President and	64, 11/30/01
	Meeting	Director
__________________________

There is no understanding or arrangement between any directors or any other person or persons pursuant to which such individual, was or is to be, selected as a director or nominee of Orion.

(4) Business Experience

The following is a brief account of the experience of each director and executive officers of Orion:

IRWIN PEARL. Mr. Pearl was elected as Orion's President, Secretary and Chief Financial Officer on November 30, 2001. Simultaneously therewith and since November 6, 2001, Mr. Pearl has been the President of E-Global Communications, Inc., a Nevada corporation engaged in the marketing and sale of direct response TV products and services in Latin America.  Simultaneously therewith and from January 1998, Mr. Pearl served as the Chief Operating Officer and a director of E-GlobalNet, Inc. (and its  predecessors),  a  Delaware  corporation  and international  distributor of "As Seen On TV" products in Hicksville, New York.  Prior thereto since 1992, Mr. Pearl was President/Co-Chief Executive Officer and a director of PhaseOut of America, Inc.  (OTCBB Symbol POUT) where he administered the re-development and clinical testing of that company's patented smoke cessation product. Prior thereto since 1984, Mr. Pearl was President and Chief Executive Officer of AquaSciences International, Inc. (NASDAQ AQSI); a company engaged in the development of proprietary water purification technologies for consumer applications.  From 1970 to 1984, Mr. Pearl was the principal of Promotional Media, Inc., a company engaged in the publishing of traffic building continuity promotions for the leading supermarkets in the nation.  In 1966, Mr. Pearl co-founded Jerome Irwin Advertising Agency; a retail-advertising agency that grew to become one of Long Island's largest, with annual billings reaching $50 million per year. Mr. Pearl is a charter member of the New Product Development Corporation, a consortium of business management executives, that helps inventors and product developers commercialize their products.

THOMAS F. REGAN. Mr. Regan was elected as a director and Orion's Vice President on November 30, 2001.  Simultaneously therewith and since October 30, 2001, Mr. Regan has been employed by Greenpoint Financial, a division of the Greenpoint Savings Bank, as a Wholesale Account Executive in its Mount Laurel, New Jersey office.  Prior thereto since 1991, Mr. Regan served as the President and a principal stockholder of Pinnacle Mortgage Corp., a privately owned licensed mortgage banking firm in East Hanover, New Jersey. Prior thereto since 1978, Mr. Regan was employed by the mortgage banking divisions of various commercial and savings banks in the Northeast United States.

(5) Directorship

Each Director of Orion has indicated to Orion that he or she is not presently a director in any other Registrant with a class of securities registered pursuant to Section 12 of the 34 Act or subject to the requirements of Section 15(d) of such act or any investment company registered under the Investment Company Act of 1940.

(b) Identification of Certain Significant Employees

The Registrant does not presently employ any person as a significant employee who is not an  executive  officer  but  who  makes  or is  expected  to  make a significant contribution to the business of Orion.

(C) Family Relationships

No family relationship exists between any director or executive officers of Orion.

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

ITEM 10. EXECUTIVE COMPENSATION.

(a) General

(1) through (7) All Compensation Covered. During the three fiscal years ended April 30, 2007, no compensation was paid to, accrued or set aside for any executive officer or director of Orion.

(b) Summary Compensation Table

SUMMARY COMPENSATION TABLE
Annual Compensation				Long-Term Compensation
					Restricted	Securities
					Stock	Underlying LTI
Name	Year	Salary	Bonus	Other	Award(s)	Options	Pay

Irwin Pearl	2005	-0-	None	None	None	None	None
Thomas Regan	2005	-0-	None	None	None	None	None
Irwin Pearl	2006	-0-	None	None	None	None	None
Thomas Regan	2006	-0-	None	None	None	None	None
Irwin Pearl	2007	-0-	None	None	None	None	None
Thomas Regan	2007	-0-	None	None	None	None	None
 _________________

(c)  Option/SAR Grant Table.  During the fiscal year ended April 30, 2007, Orion made no grants of stock options or freestanding SAR's.

(d) Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table.  No stock options or freestanding SAR's are issued or outstanding.  Accordingly, and during the fiscal year ended April 30, 2007, no stock options or freestanding SAR's were exercised.

On June 2, 2003, and in a consent resolution , a majority of Orion's stockholders ratified and approved the 2003 Long Term Incentive Plan wherein an aggregate of 2,000,000 authorized but unissued shares of Orion's common stock are reserved for the issuance of option and other awards under such Plan.   The Plan has been abandoned.

(e) Long-Term Incentive Plan ("LTIP") Awards Table. During the fiscal year ended April 30, 2007, Orion made no LTIP awards.

(f)  Compensation of Directors.  (1) and (2). During the fiscal year ended April 30, 2007, no director of Orion received any compensation, whether pursuant to any standard or other arrangement or otherwise.

(g) Employment Contracts and Termination of Employment, and Change-in Control Arrangements.  (1) and (2).  No executive officer, director or employee of Orion is serving pursuant to the terms of a written employment or other compensation agreement, understanding or arrangement with Orion; and no such agreement was entered into during the fiscal year ended April 30, 2007.

(h) Report on Repricing of Options/SAR's. No stock options or freestanding SAR's are issued or outstanding.  Accordingly, and during the fiscal year ended April 30, 2007, no stock options or freestanding SAR's were repriced.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owner. The information is furnished as of April 30, 2007, as to the number of shares of Orion's Common Stock, $.01 par value per share, owned beneficially, or known by Orion to own beneficially, more than 5% of any class of such security:

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

(1)   Represented by a certificate originally issued on November 24, 2004, and presently being held in by Ovale in escrow pending the final closing of the reverse acquisition business combination described herein in Item 1.includes 1,166,900 shares received in exchange for a note of Ovale, SA.

(2)  Does not include an aggregate of 720,000 shares of Orion's Common Stock owned of record by Alexandre Fabert, the wife of Vladimir Fabert who is not otherwise affiliated with Ovale as an executive officer or director.  Mr. Fabert disclaims beneficial ownership of the shares of Orion's Common Stock individually owned by his wife.

(3)  Does not include an aggregate of 70,000 shares of Orion's Common Stock owned of record by Pasquale Catizone, a general partner of Grove Partners. Grove Partners disclaims beneficial ownership of the shares of Orion's Common Stock individually owned by Mr. Catizone.

(b)  Security Ownership of Management.  The  information is furnished as of April 30, 2007, as to the number of shares of Orion's Common Stock, $.01 par value per share owned  beneficially  by each  executive  officer  and director of the  Registrant  and by all  executive officers and  directors as a group:

Name and Address	Amount and Nature
of Beneficial	of Beneficial
Owner	Ownership	Percentage of Class

Irwin Pearl
25 Nantwick Street
Lido Beach, NY 11561	-0-	-%

Thomas F. Regan
15 Lincoln Street
Roseland, NJ 07068	38,500	- %

All Officers And Directors
as a Group of two persons	38,500(1)	-%
__________________

(1)  Does not include 2,500 shares of Orion's Common Stock owned of record by each of Mr. Regan's three children, all of whom reside in the same household as Mr. Regan and only one of whom is a minor. Mr. Regan disclaims beneficial ownership of the shares of Orion's Common Stock owned of record by his children.

(c) Changes in Control.  None

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) (b)              Transactions with Related Persons, and Parents

On September 27, 2004, On October 12, 2004, Irwin Pearl, an executive officer and director of Orion, sold 10,000 shares of Orion's Common Stock under Rule 144 under the Securities Act.

On November, 2004, and in connection with the reverse acquisition business combination described herein in Item 1., Orion caused the original issuance of an aggregate of 5,900,000 restricted (i.e., unregistered) shares of its Common Stock registered in the name of 46 individual and/or entity stockholders of Ovale.  The certificates of Mr. Fabert are being held by Ovale in escrow pending the final closing of the reverse acquisition business combination described herein in Item 1. Of the 46 stockholders, only Vladimir Fabert, an executive officer and director of Ovale (1, 949,541 shares or approximately 20%) and Alexandre Fabert, his wife, who is not otherwise affiliated with Ovale as an executive officer or director (720,000 shares or approximately 7%), are the record owners of more than 5% of Orion's issued and outstanding shares of Common Stock.

Except for the foregoing, Orion has not been advised, nor does it have any reason to believe that during the fiscal year ended April 30, 2007, any officer, director or relative or spouse of the foregoing persons or any relative of such person who has the same home as such person, or is or was a director or other officer of any parent of Orion or any shareholder known by Orion to own of record or beneficially more than five (5%) percent of Orion's Common Stock, had a direct or indirect material interest in any transaction or presently proposed transaction to which Orion or any of its parents was or is a party.

(c) Parents.  As at April 30, 2007, Parthian Securities SA, a Swiss corporation that is the record and beneficial owner of an aggregate of 1,000,000 shares of Orion's Common Stock and Vladimir Fabert, an executive officer and director of Ovale, may be deemed to be a parents of Orion.

(d) Transactions with Promoters. Inapplicable.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

         2.(i)    Exchange Agreement dated September 15, 2004 between the Company and Ovale, S.A. incorporated by reference to Exhibit A to the Preliminary Information Statement of the Company filed on November 22, 2005

         2.(ii)   Amendment, dated November 8, 2004, to Exchange Agreement dated September 15, 2004 between the Company and Ovale, S.A. incorporated by reference to Exhibit B to the Preliminary Information Statement of the company filed on November 22, 2005

         2.(iii)   Second Amendment, dated January 3, 2006, to the Exchange Agreement dated September 15, 2004 incorporated by reference  to Exhibit 2(iii) to the Form 10KSB/A of the Company for the year ended April 30, 2006 filed on April 25, 2007.

         3.(i)1   Certificate of Incorporation incorporated by reference to Exhibit (1)(i) to Registration Statement filed on Form S-1

         3.(i)2   Amendment to Articles of Incorporation incorporated by reference to Item (1)(ii) filed with Form 10K for the year ended April 30, 1983

         3.(ii)    By-laws - incorporated by reference to Exhibit (b)(ii) filed with Form S-1 Registration Statement

         31.1    Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

         32.2    Certifications pursuant to Section 906 of the Sarbanes-Oxley act of 2003

(b) Reports on Form 8K:  During the last quarter of the fiscal year ended April 30, 2007, Orion did not file any Form 8-K Current Reports.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for fiscal years ended April 30, 2007 by Tabriztchi & Co. and 2006 by Bloom & Co., LLP, Orion's auditors:

	2007	2006
Audit Fees (1)	$19,575	$ 15,597
Non-Audit Fees(2):	813	--

Total Fees paid to Auditor	$20,388	$ 15,597

(1)  Audit fees consist of fees billed for professional services rendered for the audit of Orion's annual financial statements and review of the interim financial statements included in quarterly reports and services that were, or are, normally provided by Bloom & Co. LLP and Tabriztchi & Co., CPA, P.C. in connection with statutory and regulatory filings or engagements.

(2)  Non-Audit Fees are comprised of fees related to tax services.  Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international).  These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

All other fees consist of fees for products and services other than the services reported above. In the past the Board of Directors had considered the role of Bloom & Co. LLP and Tabriztchi & Co., CPA, P.C. in providing certain tax services to Orion and had concluded that such services were compatible with Bloom & Co. LLP’s and Tabriztchi & Co., CPA, P.C.’s independence as our auditors.  In addition, since the effective date of the SEC rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved (which was previously done by the Board of Directors). Now the Audit Committee will pre-approve all audit and permissible non-audit services provided by the independent auditors.  It has pre-approved the services provided by Tabriztchi & Co.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Long Beach, State of New York, on August 1, 2007.

ORION DIVERSIFIED TECHNOLOGIES, INC.

BY:

/s/Irwin Pearl
Irwin Pearl, President

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in their capacities and on the dates indicated have signed this report below.

/s/Irwin Pearl
Irwin Pearl, Director
Dated: August 1, 2007
Hempstead, New York

/s/Thomas Regan
Thomas Regan, Director
Dated: August 1, 2007
Hempstead, New York

PART II

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Orion Diversified Technologies, Inc.
Hempstead, New York

We have audited the accompanying balance sheets of Orion Diversified Technologies, Inc. as of April 30, 2007, and 2006 and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orion Diversified Technologies, Inc. as of April 30, 2007, and 2006 and the results of its operation, changes in stockholders' equity and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has incurred losses from operations for several years and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tabriztchi & Co., CPA, P.C.
Tabriztchi & Co., CPA, P.C.
(formerly Bloom & Co., LLP)

August 6, 2007

ORION DIVERSIFIED TECHNOLOGIES, INC. BALANCE SHEET FOR THE YEAR ENDED APRIL 30, 2007 AND 2006

Assets

	2007	2006
Current Assets:

Cash and cash equivalents	$2,640	$2,370
Note receivable and accrued interest	790,660	795,204

Total Current Assets	793,300	797,574

Equity interest - Ovale	949,486	949,486

Total Assets	$1,742,786	$1,747,060

Liabilities & Stockholders Equity

Current Liabilities:
Accounts payable and accrued expenses	$39,615	$50,855
Notes payable	30,000	-
Interest Payable	1,512	-

Total Liabilities	71,127	50,855

Stockholders Equity:

Common stock, par value $.01 per share, authorized
10,000,000 shares, issued and outstanding 9,982,073 shares
and 9,982,073 shares at April 30, 2007 and April 30, 2006,
respectively.	99,816	99,816
Paid in capital	1,841,390	1,812,890
Retained Earnings (deficit)	(269,547)	(216,501)

Total Stockholders Equity	1,671,659	1,696,205

Total liabilities & Stockholders Equity	$1,742,786	$1,747,060

See accompanying notes to financial statements

ORION DIVERSIFIED TECHNOLOGIES, INC STATEMENT OF OPERATIONS FOR THE YEAR ENDED APRIL 30, 2007 AND 2006

	2007	2006

Income:

Revenues	$--	$--
Cost of revenue	--	--

Gross profit	--	--

Operating expenses
Professional Fees	21,319	16,497
General and administrative	17,721	12,828

Total operating expenses	39,040	29,325

Operating loss	(39,040)	(29,325)

Other income (expense):
Interest income	16,006	17,446
Interest Expense	(30,012)	--

Other income (expense), net	(14,006)	17,446

Net Loss	$(53,046)	$(11,878)

Loss per share:
Basic	$(0.01)	$(0.00)

Weighted average number of shares outstanding	9,982,073	8,629,018

See accompanying notes to financial statements

ORION DIVERSIFIED TECHNOLOGIES, INC.
STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED APRIL 30, 2007 AND 2006

	2007	2006

Cash Flow from Operating Activities:

Net (Loss)	$(53,046)	$(11,878)

Amortization of note discount	14,000	--
Adjustments to Reconcile Net Loss to Net Cash provided by
(Used in) Operating Activities:
Shares to be issued as interest on loan	14,500	--
Changes in Assets and Liabilities:
Accounts payable and accrued expenses	(11,240)	17,241
Interest receivable	(16,006)	(17,446)
Interest payable	1,512	--

Net Cash Provided by (Used in) Operations	(50,280)	(12,083)

Cash flow from investing activities

Collections on note receivable	20,551	13,000

Net Cash Provided by Investing Activities	20,551	13,000

Cash Flow from Financing Activities:

Loans payable	16,000	--
Shares issued for cash	14,000	--

Net Cash Provided by Financing Activities	30,000	--

Net increase/Decrease in cash	270	917
Cash and cash equivalents- Beginning	2,370	1,453

Cash and cash equivalents – Ending	$2,640	$2,370

SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest paid	$--	$--
Taxes paid	$--	$--

See accompanying notes to financial statements

ORION DIVERSIFIED TECHNOLOGIES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE PERIOD MAY 1, 2006 THROUGH APRIL 30, 2007

	Common stock,		Additional	Retained
	$.01 par		Paid-in	Earnings
	Shares	Amount	Capital	(deficit)	Total

Balance May 1, 2006	9,982,073	$99,816	$1,812,890	$(216,501)	$1,696,205

Shares to be issued to noteholder[1]	--	--	28,500	--	28,500

Net Loss	--	--	--	(53,046)	(53,046)

Balance April 30, 2007	9,982,073	$99,816	$1,841,390	$(269,547)	$6,671,659

See accompanying notes to financial statements

1.  The company received $30,000 in exchange for a note payable of $30,000 and 40,000 shares of common stock to be issued to a note holder. The 40,000 shares were valued at $14,000, or $0.35 per share market price at the date of agreement. As penalty for non-payment of the loan, the Company was required to issue 10,000 shares to the note holder on the first of March and 10,000 shares on the first of April. These shares were valued at $7,000 and $7,500, $0.70 and $0.75 market price per share on the first day of March and April 2007, rsepectively.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment under Statement of Financial Accounting standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

ORION DIVERSIFIED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

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

Stock-Based Compensation

The Company had adopted SFAS 123 and has adopted the amendments to SFAS 123 disclosure provisions required under SFAS 148. The Company will continue to account for stock-based compensation utilizing the intrinsic value method per Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. Under this policy, compensation costs are recognized as an expense over the period of employment attributable to the employee stock options.  Stocks issued in accordance with a plan for past or future services of an employee are allocated between the expired costs and future costs. Future costs are charged to the periods in which the services are performed.

Earnings per Share

The Company follows the Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"). SFAS No. 128 requires the presentation of both basic and diluted earnings per share.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in tax positions and provides that the tax effects from an uncertain tax position can be recognized in financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact, if any, that FIN 48 may have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). This new standard establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.

SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 157 on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, the Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of SFAS No.115 ("SFAS 159"), which provides all entities, including not-for-profit organizations, with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. Certain specified items are eligible for the irrevocable fair value measurement option as established by SFAS 159. SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of SFAS 157. The Company is currently assessing the impact of SFAS 159 on its financial position, results of operations and cash flows.

ORION DIVERSIFIED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - NOTES PAYABLE

The Company is obligated to a non-controlling shareholder for $30,000 advanced to fund operations. The note bears interest at 8% per annum and was repayable on the earlier of February 8, 2007 or within 30 days of the closing of the reverse acquisition business combination between the Company and Ovale. As additional consideration, the Company shall issue 40,000 shares, $.01 par value, of common stock.  Because the Company failed to pay the note on the due date, the Company is obligated to issue to the lender 10,000 shares of common stock for each month the Company fails to repay the loan commencing on the first day of the first month following the due date and continuing until the loan is repaid in full together with all the accrued interest.   As of April 30, 2007, the Company had not repaid the loan and was required to issue the shareholder 20,000 shares as penalty.  As of July of 2007, the Company has not repaid the loan, and consequently is required to issue the noteholder an additional 30,000 shares of common stock for failure to repay the loan during the months subsequent to the fiscal year ended April 30, 2007.

NOTE 4. NET OPERATING LOSS CARRYFORWARDS

As of April 30, 2007 the Company had NOLs of $272,027. These NOLs and corresponding estimated tax assets, computed at a 35% tax rate, expire as follows:

Year loss
Incurred	Expiration	Loss	Estimated
30-Apr	Date	Amount	Tax Asset
1995	2015	$ 69,583	$24,354
1996	2016	70,260	24,591
1999	2019	400	140
2000	2020	400	140
2001	2021	26,900	9,415
2002	2022	4,019	1,407
2004	2024	27,016	9,456
2005	2025	6,045	2,116
2006	2026	11,878	4,157
2007	2027	53,046	18,566
Total		$269,547	$94,341

Under the provisions of SFAS 109, NOLs represent temporary differences that enter into the calculation of deferred tax assets. Realization of deferred tax assets associated with the NOL is dependent upon generating sufficient taxable income prior to their expiration. The tax law reduces the allowable NOL with changes in ownership. Due to this fact the Company may not benefit from the NOLs.

Management believes that there is a risk that certain of these NOLs may expire unused and, accordingly, has established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, based on the historical trend in sales and profitability, the estimated tax assets and valuation allowance were $94,341 as of April 30, 2007. The Company believes it is likely that the benefit of these additional assets may not be realized in the future.

ORION DIVERSIFIED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

Net operating loss carryforwards	$ 94,341
Less: Valuation allowance	(94,341)

Net deferred tax assets - current	$ --

As of April 30, 2007, the Company’s federal net operating loss carryforwards was approximately $269,940.  In the event of any over fifty percent change in ownership, as defined by Section 382 of the IRC, the amount of net operating loss carry forward used in any one year in the future is substantially limited.

NOTE 5. GOING CONCERN BASIS AND FUTURE PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Orion has not realized any material revenues for the five years ended April 30, 2007, and the statement of retained earnings for the year ended April 30, 2007 reflect a retained deficit of $269,547. The Company also has been entirely supported by its majority shareholder. These factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 6. PENDING BUSINESS COMBINATION

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

ORION DIVERSIFIED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

On November 8, 2004, the Company, Ovale and the Holders entered into an amendment (the "Amendment") to the New Agreement. Pursuant to the Amendment, the parties agreed to consummate the business combination made the subject of the New Agreement in two closings. At the Initial closing, which took place on November 19, 2004, the Company delivered 5,900,000 shares of its common stock, $.01 par value per share, to Frederic Cottier, the designated Swiss escrow agent. An aggregate of 1,166,900 shares were delivered to the owners of the Orion-Ovale loan and 2,063,559 shares were delivered to the Ovale shareholders in proportion to their interests in Ovale. An aggregate of 2,669,541 of these shares were held in escrow until the second closing when The subject Ovale financial statements were delivered to Ovale in November, 2005 and the Orion shares held in escrow were delivered to Vladimir Fabert (1,949,541 shares) and Alexandra Fabert, his wife (720,000 shares). The release of these shares was recorded as addition to common stock and reduction in the additional paid in capital of $26,695. Also, the Orion-Ovale loan was assigned to Orion, all issued and outstanding shares of Ovale were delivered to Ovale's counsel until the second closing, and (euro) 443,894 held in trust in Switzerland, was released to Ovale for use in its business. At the second closing, the Company shall deliver the remaining 5,875,000 shares of its common stock, $.01 par value per share to the individual Ovale shareholders in exchange for all of the Ovale shares and Mr. Cottier will deliver the 2,669,541 shares as aforesaid. Finally, the Amendment provided that the Company's Board of Directors shall remain in tact until the second closing. As previously reported in the Company's Form 10-KSB for the fiscal year ended April 30, 2004, the transaction with Ovale was previously approved by two-thirds of the Company's shareholders.