Form 10QSB
period 2007-07-31
ORION DIVERSIFIED TECHNOLOGIES INC
filed 2007-09-14
CIK 32284

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10Q-SB

(Mark One)

     X           Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2007

   Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from____________________ to ______________________.

Commission File No: 0-23873

ORION DIVERSIFIED TECHNOLOGIES, INC.
(Name of small business in its charter)

New Jersey	22-1637978
(State or other jurisdiction	(IRS Employer Id. No.)
of incorporation)

 11 Front St., Suite 200, Hempstead, NY 11550

(Address of Principal Executive Office including Zip Code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  Common Stock, $.001 par value 9,982,073 shares at August 2, 2007.

Transitional Small Business Disclosure Format (Check one): Yes  No X

ORION DIVERSIFIED TECHNOLOGIES, INC.
FORM 10-QSB - QUARTER ENDED JULY 31, 2007
INDEX

PART I	FINANCIAL INFORMATION
	Page

Item 1.	Financial Statements	2
	Balance Sheets at July 31, 2007 and April 30, 2007	2
	Statements of Operations for the Three Months Ended July 31, 2007 and 2006	3
	Statements of Cash Flows for the Three Months Ended July 31, 2007 and 2006	4
	Notes to Financial Statements	5
Item 2.	Management's Discussion and Analysis	9
Item 3.	Controls and Procedures	10

PART II	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	11

	SIGNATURES	12
	CERTIFICATIONS
	EXHIBITS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORION DIVERSIFIED TECHNOLOGIES, INC.
BALANCE SHEETS

	July 31,	April 30,
	2007	2007
	(unaudited)	(audited)

ASSETS

Current assets:
Cash	$5,770	$2,640
Advance receivable and accrued interest	785,851	790,660

Total current assets	791,621	793,300

Equity interest- Ovale	949,486	949,486

Total assets	$1,741,107	$1,742,786

LIABILITIES AND STOCKHOLDERS’ EQUITY DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$53,156	$39,615
Notes payable	30,000	30,000
Liability to issue shares to note-holder	40,200	28,500
Interest payable	2,104	1,512

Total current liabilities	125,460	99,627

Stockholders' equity (deficiency):

Common stock, par value $.01 per share,authorized 10,000,000 shares, issued andoutstanding 9,982,073 shares at July 31, 2007 and April 30, 2007, respectively.	99,816	99,816
Additional paid-in capital	1,812,890	1,812,890
Retained earnings (deficit)	(297,059)	(269,547)

Total stockholder’ equity	1,615,647	1,643,159

Total liabilities & stockholders equity	$1,741,107	$1,742,786

The accompanying notes are an integral part of these financial statements.

ORION DIVERSIFIED TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	July 31, 2007	July 31, 2006

Income:

Revenue	--	--

Cost of revenue	--	--

Gross profit	--	--

Operating expenses:
Professional fees	16,250	1,688
General and administrative	2,661	1,531

Total operating expenses	18,911	3,219

Loss from operations	(18,911)	(3,219)

Other income (expense):
Interest income	3,691	4,362
Interest expense	(12,292)	--

Total other income (expense)	(8,601)	4,362

Income (loss)	(27,512)	1,143
Income tax expense:
Current	--	--
Deferred	--	--

Net income (loss)	$(27,512)	$1,143

Income (loss) per share – basic and diluted	(.00)	.00

Weighted average shares outstanding	9,982,073	9,982,073

The accompanying notes are an integral part of these financial statements.

ORION DIVERSIFIED TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended July 31,
	2007	2006

Reconciliation of net loss to net cash provided by (used in) operating activities:

Net gain(loss)	$(27,512)	$1,143

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Shares to be issued for interest	11,700	--
Accounts payable	13,541	2,723
Accrued interest receivable - Ovale	4,809	(4,361)
Accrued interest	592	--

	30,642	(1,638)
Total adjustments

Net cash provided by (used in) operating activities	3,130	(495)

Investing activities:

Net cash used by investing activities	--	--

Financing activities:
Net cash provided by financing activities	--	--

Increase (decrease) in cash, net	3,130	(495)
Cash, beginning of period	2,640	2,370

Cash, end of period	$5,770	$1,875

Cash paid during the six months ended January 31:
	2007	2006

Interest paid	-0-	-0-
Income taxes	-0-	-0-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
FOR THE THREE MONTHS ENDED JULY 31, 2007 AND JULY 31, 2006: For the three months ended July 31, 2007 and 2006 there were no non-cash investing or financing transactions.
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

Long-Lived Assets

The Company follows the provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of”. SFAS 144  establishes accounting standards  for the  impairment  of  long-lived  assets and certain  identifiable intangibles  to  be  held  and  used  and  for  long-lived  assets  and  certain identifiable intangibles to be disposed of.

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

     ORION DIVERSIFIED TECHNOLOGIES, INC.
        NOTES TO FINANCIAL STATEMENTS
        (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNT POLICIES (continued)

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115 (SFAS No. 159), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. This Statement is effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact, if any, adopting SFAS No. 159 will have on our financial statements.

        ORION DIVERSIFIED TECHNOLOGIES, INC.
        NOTES TO FINANCIAL STATEMENTS
        (UNAUDITED)

NOTE 3. NOTES PAYABLE

The Company is obligated to a non-controlling shareholder for $30,000 advanced to fund operations. The note bears interest at 8% per annum and is repayable on the earlier of February 8, 2007 or within 30 days of the closing of the reverse acquisition business combination between the Company and Ovale. As additional consideration, the Company shall issue 40,000 shares, .01 par value, of common stock.  In the event that the company fails to pay the note on the due date, the Company shall issue to the lender 10,000 shares of common stock for each month the Company fails to repay the loan commencing on the first day of the first month following the due date and continuing until the loan is repaid in full together with all the accrued interest.  The Company recorded  $11,700 as interest expense and liability to issue shares to note-holder for failing to repay the loan during the three months ended July 31, 2007.  The 10,000 shares to be issued for failure to pay the loan before each of the three months of May, June and July were valued at then current market prices of $.31, $.31and $.55, respectively.  The Company reclassified the amount of $28,500 credited to additional paid in capital and recorded a liability of $28,500 for 60,000 shares issuable to the note-holder, as of April 30, 2007.

NOTE 4. GOING CONCERN BASIS AND FUTURE PLANS

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. We have sustained significant recurring losses and July 31, 2007 we had an accumulated deficit of $297,059  that raises substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm included a going concern explanatory paragraph in their report in connection with their audit of our consolidated financial statements for the year ended April 30, 2007. We will need to raise cash from equity and debt financing to fund our operations and anticipated merger with Ovale. If we are unable to secure the required funding, we may not be able to implement our business plan and may not be able to conduct business as a going concern. See Note 5 on Pending Business Combination.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required and ultimately to attain profitable operations and positive cash flows. Our future plans include the merger with Ovale and obtaining financing for the establishment of high end baby clothing stores internationally. However, there can be no assurance that these efforts will be successful. We also continue to incur operating expenses for professional fees related to our SEC filings.. We may have to seek additional funding sooner than expected. There can be no assurance that sufficient additional capital needed to sustain operations will be obtained by us or that our operations will become profitable.

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

On November 8, 2004, the Company, Ovale and the Holders entered into an amendment (the "Amendment") to the New Agreement.  Pursuant to the Amendment, the parties agreed to consummate the business combination made the subject of the New Agreement in two closings. At the initial closing, which took place on November 19, 2004, the Company delivered 5,900,000 shares of its common stock, $.01 par value per share, to Frederic Cottier, the designated Swiss escrow agent. An aggregate of 1,166,900 shares of these shares were delivered to the owners of the Fabert-Ovale loan and 2,063,559 shares were delivered to the Ovale shareholders in proportion to their interests in Ovale.  Also, the Fabert-Ovale loan, assigned to Orion, all issued and outstanding shares of Ovale were delivered to Ovale’s counsel until the second closing, and €443,894 held in trust in Switzerland, was released to Ovale for use in its business, and the June Borrowers waived payment of the 50,000 CHF as additional payment for their class A shares.  An aggregate of 2,669,541 of the Orion shares continued to be held in escrow until Ovale delivered its audited financial statements for the year ended December 31, 2004 to the Company.  That requirement was fulfilled in November, 2005 and 1,949,541 shares were delivered to Vladimir Fabert and 720,000 shares were delivered to Alexandre Fabert, his wife.  At the second closing, after additional shares are authorized, as provided for in the Share Agreement, the Company shall deliver the remaining 5,875,000 shares of its common stock, $.01 par value per share to the five original Ovale investors (including Mr. Fabert) in exchange for all of the Ovale shares and Mr. Cottier.  Finally, the Amendment provided that the Company's Board of Directors shall remain in tact until the second closing.  The transaction with Ovale was previously approved by consent of more than two-thirds of the Company's shareholders.  A Proxy Statement regarding the transaction is to be distributed to the Company’s shareholders in which we will request approval of the transaction by shares attending a meeting of shareholders.  Immediately thereafter the Ovale transaction will be completed.

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

Results of Operations

We had no operating revenues during the three months ended July 31, 2007 and, 2006.

Commencing on November 30, 2001, our operating expenses were entirely attributable to keeping the company current in its reporting obligation under the 34 Act, its tax and good standing obligations to the State of New Jersey, the payment of transfer agent fees and incidental overhead expenses. The amount of operating expenses during the three months ended July 31, 2007 and 2006 were $18,911 and $3,219, respectively.  During the three months period ended July 31, 2007, we experienced a $15,692 (487%) increase in general and administrative expenses. This increase was principally attributable to an increase in accounting and filing fees.

During the three months period ending July 31, 2007, and 2006, we recognized a net loss of $27,512 and net gain of $1,143, respectively.  Our only income was attributable to interest income accrued on a note receivable.   We do not anticipate sales of any products or service in the foreseeable future other than those of a potential merger partner.

Our economic viability was and continues to be entirely dependent upon our ability to raise capital through private offerings, loans and the consummation of a business combination.

Financial Condition

We had cash of $5,770 and $2,640 as of July 31, 2007 and April 30, 2007, respectively.

As of July 31, 2007 and April 30, 2006 the prospective business combination company (Ovale) owed us $785,851 and $790,660, respectively.  As of July 31, 2007, the amount owed  included the $543,770 advance to Ovale, a demand loan in the amount of $176,030 that bears 8% annual interest and $66,051 accrued interest. During the quarter ended July 31, 2007, Ovale paid off  $8,500 of the principal amount of the demand note that was $184,530 as of April 30, 2007.  The additional interest accrued on the demand note was $3,690, during the quarter ended July 31, 2007.

On September 8, 2006, the company received $30,000 in exchange for a note payable of $30,000 and 40,000 shares of $.01 par common stock valued at $.35 at the date of issue to be issued to a note holder who is a non-controlling shareholder of Orion.  The $30,000 was advanced to fund operations. The note bears interest at 8% per annum and is repayable on the earlier of February 8, 2007 or within 30 days of the closing of the reverse acquisition business combination between Orion and Ovale.  In the event that we fail to pay the note on the due date, we shall issue to the lender 10,000 shares of common stock for each month we fail to repay the loan commencing on the first day of the first month following the due date and continuing until the loan is repaid in full together with all the accrued interest.  The Company recorded $11,700 as interest expense and liability to issue shares to note-holder for failing to repay the loan during the three months ended July 31, 2007.  The 10,000 shares to be issued for failure to pay the loan before each of the three months of May, June and July were valued at then current market prices of $.31, $.31and $.55, respectively. The Company reclassified the amount of $28,500 credited to additional paid in capital and recorded a liability of $28,500 for 60,000 shares issuable to the note-holder, as of April 30, 2007.

Our current liabilities as of July 31, 2007 and April 30, 2007, were $85,260 and $71,127, respectively.

We are authorized to issue up to 10,000,000 shares of its Common Stock. As of September 11, 2007, there were 9,982,073 shares of our Common Stock issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

Employees

Other than the non-compensated officers of Orion Diversified Technologies, there are no other employees.

Capital Expenditures

We did not have any material commitments for capital expenditures at July 31, 2007 or 2006.

Effects of Inflation

We believe that the relatively moderate rate of inflation over the past few years has not had a significant impact on our financial position or operating results.

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

(b) Changes in Internal Controls

The was no change to the Company’s internal control over financial reporting during the quarter ended July 31, 2007 that materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

3.(i)1	Certificate of Incorporation incorporated by reference to Exhibit (1)(i) to Registration Statement filed on Form S-1
3.(i)2	Amendment to Articles of Incorporation incorporated by reference to Item (1)(ii) filed with Form 10K for the year ended April 30, 1983
3.(ii)	By-laws – incorporated by reference to Exhibit (b)(ii) filed with Form S-1 Registration Statement
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
31.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley act of 2003

(b) Reports on Form 8-K:

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Small Business Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORION DIVERSIFIED TECHNOLOGIES, INC.

By:  /s/ Irwin Pearl
Irwin Pearl, Chief Executive Officer

September 14, 2007