Form 10KSB/A
period 2007-04-30
ORION DIVERSIFIED TECHNOLOGIES INC
filed 2007-10-04
CIK 32284

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

DOCUMENTS INCORPORATED BY REFERENCE
None

Orion Diversified Technologies, Inc.
 Form 10-KSB Annual Report

Table of Contents

Part I
Item 1	Description of Business
Item 2	Description of Property
Item 3	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

Part II
Item 5.	Markets for Common Equity and Related Stockholders Matter
Item 6	Management's Discussion and Analysis or Plan of Operation
Item 7	Financial Statements (See Financial Section)
Item 8	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 8A	Disclosure Controls and Procedures
Item 8B	Other Information

Part III
Item 9	Directors, Executive Officers, Promoters and Control Persons
Item 10	Executive Compensation
Item 11	Security Ownership of Certain Beneficial Owners and Management
Item 12.	Certain Relationships and Related Transactions
Item 13	Exhibits and Reports on Form 8-K
Item 14	Principal Accountant Fees and Services

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

On November 8, 2004, the Orion, Ovale and the Holders entered into an amendment (the "Amendment") to the Exchange Agreement.  Pursuant to the Amendment, the parties agreed to consummate the business combination made the subject of the Exchange Agreement in two closings. At the first closing, which took place on November 19, 2004, the Orion delivered 5,900,000 shares of its common stock, $.01 par value per share, to Frederic, Cottier, the designated Swiss escrow agent. An aggregate of 2,669,541 of these shares are being held in escrow until the second closing when the same shall be delivered to Vladimir Fabert (1,949,541 shares) and Alexandre Fabert, his wife (720,000 shares). An aggregate of 1,166,900 shares were delivered to the owners of the Orion-Ovale loan and 2,063,559 shares were delivered to the Ovale shareholders in proportion to their interests in Ovale.  Also, the Orion-Ovale loan was assigned to Orion, all issued and outstanding shares of Ovale were delivered to Ovale’s counsel until the second closing, and  €443,894 held in trust in Switzerland, was released to Ovale for use in its business.  At the second closing, Orion shall deliver the remaining 5,875,000 shares of its common stock, $.01 par value per share to the individual Ovale shareholders in exchange for all of the Ovale shares and Mr. Cottier will deliver the 2,669,541 shares as aforesaid. Finally, the Amendment provided that Orion's Board of Directors shall remain in tact until the second closing.  As previously reported in Orion's Form 10-KSB for the fiscal year ended April 30, 2004, the transaction with Ovale was previously approved by a majority of Orion's shareholders.  Thereafter from time to time it was approved in written consents by the holders of two-thirds of the shares outstanding.  We anticipate that a meeting of shareholders will be called shortly to approve the various aspects of the transaction.  At that meeting, a vote of two-thirds of the shares outstanding as of November 4, 2004 (before issuance of shares to the Ovale group) will be necessary to approve the transaction.  It is further anticipated that the holders of such shares who signed the written consents will vote in favor of the transaction.

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

Reporting Requirements May Delay or Preclude Acquisition. Section 13 of the 34 Act requires  companies subject thereto to provide certain  information about significant  acquisitions  including  certified  financial  statements  for  Orion acquired covering one or two years, depending on the relative size of the  acquisition.  The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by Orion.  Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 34 Act are applicable.

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

b) Holders.  As of April 30, 2007, the approximate number of holders of record of shares of Orion's Common Stock,$.01 par value per share, Orion's only class of trading securities, was believed by management to be as follows:

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

During the two fiscal years ended April 30, 2007, and 2006, Orion recognized a net loss of $(53,046) and $(11,878), respectively.    The net losses were principally the result of accrued interest expense related to a loan made by a shareholder and professional fees.  The amount of professional fees in 2007 and 2006 were $21,319 and $16,497, respectively.  During the fiscal year ended April 30, 2007, Orion experienced an increase of $4,822 or 29.2% increase in professional fees.  The increase in professional fees represents the additional cost incurred in SEC filings.  Interest expense increased from $-0- in 2006 to 30,012 in 2007.  The general and administrative expenses were $17,721 and $12,828 in 2007 an 2006, respectively.    The Registrant  does  not  anticipate  sales  of  any  products  or  service  in the foreseeable future other than those of a potential merger partner.

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

In March, 2007 Orion received $13,000 from Ovale and in April, 2007, it received an additional $7,000 in cash to defray Orion’s expenses.  These sums were accounted for as a reduction of Ovale’s debt to Orion.  In 2003, Orion had advance $253,080 to Ovale as a loan.  The loan bears an interest of 8%.   During the fiscal year ended April 30, 2007, Ovale repaid $20,550.  The outstanding balance on the loan as of April 30, 2007 is $184,530.  Interest on the loan for the Fiscal year ended April 30, 2007 was $16,006

The Registrant's current liabilities as of April 30, 2007 and 2006 were $ 99,627 and $50,855, respectively.  The current liabilities  increased by $ 48,772 or  96% during the fiscal year ended April 30, 2007.  This increase was the result of the execution of a note payable to one of Orion’s non controlling shareholders and the accrued interest on this note payable.

The Company’s net working capital decreased by $53,046 from $746,719 on April 30, 2006 to $693,673 on April 30, 2007.  The reason for this decrease was primarily because of a loan from a shareholder and related accrued interest expenses. In September of 2006, the Company had issued a note payable and received a loan of $30,000 from one its shareholders.  The note bears 8% interest per annum and requires the Company to issue 40,000 shares of common stock to the noteholder.  The 40,000 shares to be issued were valued at $14,000, or $0.35 per share, the market price at the date of agreement, and recorded as a liability to issue shares to a note holder.    The note was required to be paid within 150 days after execution.  Until the note is repaid, the Company must issue 10,000 common shares to the noteholder on the first of every month subsequent to the repayment date of the loan.  As of April 30, 2007, the Company was obligated to issue to the noteholder an additional 20,000 shares of common stock as penalty for failure to repay the loan. The 20,000 shares to be issued for the failure to repay the loan were valued at $14,500 and were charged to interest expense and recorded as a liability to issue shares to a note holder.  The shares to be issued at March 1, 2007 and April 1, 2007 were valued at $0.70 and $0.75 per share, the market prices at those dates, respectively.   Also, the company amortized the discount of $14,000 on the matured note payable.

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

/s/Irwin Pearl
Irwin Pearl, Director
Dated: October 1, 2007
Hempstead, New York

/s/Thomas Regan
Thomas Regan, Director
Dated: October 1, 2007
Hempstead, New York

AUDITED FINANCIAL STATEMENTS OF  ORION

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

/s/ Tabriztchi & Co., CPA, P.C.
Tabriztchi & Co., CPA, P.C.
(formerly Bloom & Co., LLP)

August 6, 2007,  except for the note 1
as to which the date is September 25, 2007

ORION DIVERSIFIED TECHNOLOGIES, INC.
BALANCE SHEETS
FOR THE YEARS ENDED APRIL 30, 2007 and 2006

Assets

	2007	2006
Current Assets:

Cash and cash equivalents	$2,640	$2,370
Note receivable advances and accrued interest	790,660	795,204

Total Current Assets	793,300	797,574

Equity interest – Ovale	949,486	949,486

Total Assets	$1,742,786	$1,747,060

Liabilities & Stockholders Equity

Current Liabilities:
Accounts payable and accrued expenses	$39,615	$50,855
Notes payable	30,000	--
Liability to issue shares to note-holder	28,500	--
Interest Payable	1,512	--

Total Liabilities	99,627	50,855

Stockholders Equity:

Common stock, par value $.01 per share, authorized
10,000,000 shares, issued and outstanding 9,982,073 shares
and 9,982,073 shares at April 30, 2007 and April 30, 2006,
respectively.	99,816	99,816
Paid in capital	1,812,890	1,812,890
Retained Earnings (deficit)	(269,547)	(216,501)

Total Stockholders Equity	1,643,159	1,696,205

Total liabilities & Stockholders Equity	$1,742,786	$1,747,060

See accompanying notes to financial statements

ORION DIVERSIFIED TECHNOLOGIES, INC STATEMENT OF OPERATIONS FOR THE YEAR ENDED APRIL 30, 2007 AND 2006

	2007	2006

Income:

Revenues	$--	$--
Cost of revenue	--	--

Gross profit	--	--

Operating expenses
Professional Fees	21,319	16,497
General and administrative	17,721	12,828

Total operating expenses	39,040	29,325

Operating loss	(39,040)	(29,325)

Other income (expense):
Interest income	16,006	17,447
Interest Expense	(30,012)	--

Other income (expense), net	(14,006)	17,447

Net Loss	(53,046)	$(11,878)

Loss per share:
Basic	$(0.01)	$(0.00)

Weighted average number of shares outstanding	9,982,073	8,629,018

See accompanying notes to financial statements

ORION DIVERSIFIED TECHNOLOGIES, INC.
STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED APRIL 30, 2007 AND 2006

	2007	2006

Cash Flow from Operating Activities:

Net (Loss)	$(53,046)	$(11,878)
Amortization of note discount	14,000	--
Adjustments to Reconcile Net Loss to Net Cash provided by
(Used in) Operating Activities:
Shares to be issued as interest on loan	14,500	--
Changes in Assets and Liabilities:
Accounts payable and accrued expenses	(11,240)	17,241
Interest receivable	(16,006)	(17,446)
Interest payable	1,512	--

Net Cash Provided by (Used in) Operations	(50,280)	(12,083)

Cash flow form investing activities

Collections on note receivable	20,550	13,000

Net Cash Provided by Investing Activities	20,550	13,000

Cash Flow from Financing Activities:

Loans payable	16,000	--
Cash for shares to be issued	14,000	--

Net Cash Provided by Financing Activities	30,000	--

Net increase/Decrease in cash	270	917
Cash and cash equivalents- Beginning	2,370	1,453

Cash and cash equivalents – Ending	$2,640	$2,370

SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest paid	$--	$--
Taxes paid	$--	$--

See accompanying notes to financial statements

ORION DIVERSIFIED TECHNOLOGIES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE PERIOD MAY 1, 2005 THROUGH APRIL 30, 2007

	Common stock,		Additional	Retained
	$.01 par		Paid-in	Earnings
	Shares	Amount	Capital	(deficit)	Total

Balance May 1, 2005	7,312,532	$73,121	$1,839,585	$(204,623)	$1,708,083
Shares released from escrow	2,669,541	26,695	(26,695)	--	--
Net Loss	--	--	--	(11,878)	(11,878)
Balance April 30, 2006	9,982,073	$99,816	$1,812,890	$(216,501)	$1,696,205
Net Loss	--	--	--	(53,046)	(53,046)

Balance April 30, 2007	9,982,073	$99,816	$1,812,890	$(269,547)	$1,643,159

See accompanying notes to financial statements

1.         The company received $30,000 in exchange for a note payable of $30,000 and 40,000 shares of common stock to be issued to a note holder.  The 40,000 shares were valued at $14,000, or $0.35 per share market price at the date of agreement.  As penalty for non-payment of the loan, the Company was required to issue 10,000 shares to the note holder on the first of March and 10,000 shares on the first of April.  These shares were valued at $7,000 and $7,500, or $0.70 and $0.75 market price per share on the first day of March and April 2007, respectively. The shares to be issued were recorded as liability.

ORION DIVERSIFIED TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS

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

Until September 15, 2004, the Company has essentially been a "shell" corporation with no assets and limited liabilities. During this period, the Company's management limited the Company's activities to seeking to consummate a business combination with a profitable privately owned company. Despite several attempts, no business combination was concluded by the Company during the four fiscal years ended April 30, 2004. Subsequent to that year end the Company has entered into a merger agreement with a Swiss Company (See note 9).

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
NOTES TO THE FINANCIAL STATEMENTS

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

ORION DIVERSIFIED TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS

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

Reclassification

The company reclassified $28,500 of common stock to be issued to a note-holder, previous recorded as additional paid in capital, as liability.

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

ORION DIVERSIFIED TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS

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
NOTES TO THE FINANCIAL STATEMENTS

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