Form 10KSB/A
period 2007-04-30
ORION DIVERSIFIED TECHNOLOGIES INC
filed 2007-10-31
CIK 32284

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

/s/Irwin Pearl
Irwin Pearl, Director
Dated: October 30, 2007
Hempstead, New York

/s/Thomas Regan
Thomas Regan, Director
Dated: October 30, 2007
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

August 6, 2007, except for the note 2
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

See accompanying notes to financial statements

ORION DIVERSIFIED TECHNOLOGIES, INC.

 STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD MAY 1, 2005 THROUGH APRIL 30, 2007

	Common stock, $.01 par
	Shares	Amount	Additional Paid-in Capital	Retained Earnings (deficit)	Total
Balance May 1, 2005	7,312,532	$73,125	$1,839,585	$(204,623)	$1,708,087
Shares released from escrow	2,669,541	26,695	(26,695)	—	—
Net Loss	—	—	—	(11,878)	(11,878)

Balance April 30, 2006	9,982,073	$99,820	$1,812,890	$(216,501)	$1,696,209

Net Loss	—	—	—	(53,046)	(53,046)

Balance April 30, 2007	9,982,073	$99,820	$1,812,890	$(269,547)	$1,643,163

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

NOTE 2. — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

ORION DIVERSIFIED TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS-Continued

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

Reclassification

The company reclassified $28,500 of common stock to be issued to a note-holder, previously recorded as additional paid in capital, as liability.

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

ORION DIVERSIFIED TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS-Continued

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

The shares issued to the Ovale Shareholders in the first closing cannot be voted but are included in the weighted average shares outstanding for purposes of calculating earnings per share.