Form 10QSB
period 2007-10-31
ORION DIVERSIFIED TECHNOLOGIES INC
filed 2007-12-14
CIK 32284

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10Q-SB

(Mark One)

     X           Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2007

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

Indicate by check mark whether the small business issuer has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  X No__.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  Common Stock, $.001 par value 9,982,073 shares at December 12, 2007.

Transitional Small Business Disclosure Format (Check one): Yes__ No X

ORION DIVERSIFIED TECHNOLOGIES, INC.
FORM 10-QSB - QUARTER ENDED OCTOBER 31, 2007
INDEX

PART I	FINANCIAL INFORMATION
	Page

Item 1.	Financial Statements	2
	Balance Sheet at October 31, 2007	2
	Statements of Operations for the Six Months and	3
	Three Months Ended October 31, 2007 and 2006	3
	Statements of Cash Flows for the Six Months Ended October 31, 2007 and 2006	4
	Notes to Financial Statements	5
Item 2.	Management's Discussion and Analysis	9
Item 3.	Controls and Procedures	10

PART II	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	11

	SIGNATURES	12
	CERTIFICATIONS
	EXHIBITS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORION DIVERSIFIED TECHNOLOGIES, INC.
BALANCE SHEET (UNAUDITED)

Assets
October 31,
2007

Current Assets:
Cash and cash equivalents	$--
Note receivable and accrued interest	783,220
Total Current Assets	783,220

Equity interest - Ovale	949,486
Total Assets	$1,732,706

Liabilities & Stockholders Equity

Current Liabilities:
Accounts payable and accrued expenses	$97,473
Notes payable	30,000
Liability to issue shares note holder	56,700
Accrued Interest	2,704
Total Current Liabilities	186,877
Stockholders Equity:
Common stock, par value $.01 per share, authorized
10,000,000 shares, issued and outstanding 9,982,073 shares
and 9,982,073 shares at April 30, 2007 and April 30, 2006,
respectively.	99,820
Paid in capital	1,812,886
Retained Earnings (deficit)	(366,877)
Total Stockholders Equity	1,545,829
Total liabilities & Stockholders Equity	$1,732,706
The accompanying notes are an integral part of these financial Statements.

ORION DIVERSIFIED TECHNOLOGIES, INC.
STATEMENT OF OPERATIONS (UNAUDITED)

	Six Months Ended		Three Months Ended
	October 31,		October 31,
	2007	2006	2007	2006

Income:

Revenues	$--	$--	$--	$--
Cost of revenue	--	--	--	--
Gross profit	--	--	--	--
Operating Expenses:
General & Administrative:
Professional Fees	56,370	16,497	40,120	14,809
Other	18,679	12,828	16,018	11,297

Total Costs & Expenses	75,049	29,325	56,138	26,106

Operating loss	(75,049)	(29,325)	(56,138)	(26,106)

Other income (expense):
Interest income	7,111	17,446	3,420	13,084
Interest Expense	(29,392)	--	(17,100)	--

Other income (expense), net	(22,281)	17,446	(13,680)	13,084

Net Loss	$(97,330)	$(11,878)	$(69,818)	$(13,022)

Loss per share:
Basic	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding	9,982,073	8,629,018	9,982,073	8,629,018

The accompanying notes are an integral part of these financial Statements.

ORION DIVERSIFIED TECHNOLOGIES, INC.
STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended October 31,
Cash Flow from Operating Activities:	2007	2006
Net (Loss)	$(97,330)	$(8,615)
Adjustments to Reconcile Net Loss to Net Cash provided by
(Used in) Operating Activities:
Shares to be issued as interest on loan	28,200	14,000
Changes in Operating Assets and Liabilities:
Accounts payable and accrued expenses	57,859	(3,177)
Interest receivable	(7,111)	(8,723)
Interest payable	1,192	329
Net Cash Used in Operations	(17,190)	(6,186)

Cash flow form investing activities
Note Receivable	14,550	--
Net Cash Provided by Investing Activities	14,550

Cash Flow from Financing Activities:
Loans payable	--	16,000
Net Cash Provided by Financing Activities	--	16,000

Net increase (Decrease) in cash	(2,640)	9,814
Cash and cash equivalents- Beginning	2,640	2,370

Cash and cash equivalents – Ending	$--	$12,184

Cash paid during the six months ended October 31:
Interest paid	--	--
Income taxes	--	--

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
FOR THE SIX MONTHS ENDED OCTOBER 31, 2007 AND OCTOBER 31, 2006: For the three months ended October 31, 2007 and 2006 there were no non-cash investing or financing transactions.
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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

Basis of Presentation

These unaudited statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and six months ended October 31, 2007 are not necessarily indicative of the results that may be expected for the year ending April 30, 2008. The accompanying unaudited condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the Company's audited financial statements and related notes included in the Company's Form 10-KSB for the year ended April 30, 2007.

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

NOTE 3. NOTES PAYABLE

The Company is obligated to a non-controlling shareholder for $30,000 advanced to fund operations. The note bears interest at 8% per annum and was repayable on the earlier of February 8, 2007 or within 30 days of the closing of the business combination between the Company and Ovale S.A (see note 5). As additional consideration, the Company shall issue 40,000 shares, .01 par value, of common stock.  The Company shall issue to the lender 10,000 shares of common stock for each month the Company fails to repay the loan commencing on the first day of the first month following the due date and continuing until the loan is repaid in full together with all the accrued interest.  The Company recorded  $16,500  as interest expense and liability to issue shares to note-holder for failing to repay the loan during the three months ended October 31, 2007 totaling a balance of $56,700.  The 10,000 shares to be issued for failure to pay the loan before each of the three months of August, September and October were valued at then current market prices of $.55, $.55 and $.55, respectively.

NOTE 4. GOING CONCERN BASIS AND FUTURE PLANS

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. We have sustained significant recurring losses and October 31, 2007 we had an accumulated deficit of $366,877 that raises substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm included a going concern explanatory paragraph in their report in connection with their audit of our consolidated financial statements for the year ended April 30, 2007. We will need to raise cash from equity and debt financing to fund our operations and anticipated merger with Ovale. If we are unable to secure the required funding, we may not be able to implement our business plan and may not be able to conduct business as a going concern. See Note 5 on Pending Business Combination.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required and ultimately to attain profitable operations and positive cash flows. Our future plans include the merger with Ovale and obtaining financing for the establishment of high end baby clothing stores internationally. However, there can be no assurance that these efforts will be successful. We also continue to incur operating expenses for professional fees related to our SEC filings. We may have to seek additional funding sooner than expected. There can be no assurance that sufficient additional capital needed to sustain operations will be obtained by us or that our operations will become profitable.

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

Results of Operations

Six Months Ended October 31, 2007 and 2006

We had no operating revenues during the six months ended October 31, 2007 and, 2006.

Commencing on November 30, 2001, our operating expenses were entirely attributable to keeping the company current in its reporting obligation under the 34 Act, its tax and good standing obligations to the State of New Jersey, the payment of transfer agent fees and incidental overhead expenses. The amount of operating expenses during the six months ended October 31, 2007 and 2006 were $75,641 and $29,325, respectively.  During this period, we experienced a $46,316 (158%) increase in operating expenses. This increase was principally attributable to an increase in accounting and regulatory filing fees. In the six months period ending October 31, 2007 and 2006, we recognized a net loss of $97,330 and $11,878 respectively. The net loss increased by $85,452 (719%) because of the accounting and filing fees.  Our only income was attributable to interest income accrued on a note receivable from Ovale.

Three Months Ended October 31, 2007 and 2006

During the three months period ending October 31, 2007, and 2006, the amounts of operating expenses were $56,730 and $26,106 respectively.  These operating expenses changed from one year to the next one by $30,624 (117%) because of an increase in accounting and filing fees.  During the three months period ended October 31, 2007 and 2006, we recognized a net loss of $69,818 and $13,022, respectively.  Our net loss increased $56,796 or 436% because of professional costs related to SEC filings and the pending combination between the Company and Ovale.   Our only income was attributable to interest income accrued on a note receivable from Ovale.   We do not anticipate sales of any products or service in the foreseeable future other than those of a potential merger partner.

Our economic viability was and continues to be entirely dependent upon our ability to raise capital through private offerings, loans and the consummation of a business combination.

Financial Condition

We had cash of $-0- and $2,640 as of October 31, 2007 and April 30, 2007, respectively.

As of October 31, 2007 and April 30, 2007 the prospective business combination company (Ovale) owed us $783,220 and $790,660, respectively.  As of October 31, 2007, the amount owed included the $543,770 advance to Ovale, a demand loan in the amount of $169,980 that bears 8% annual interest and $69,470 accrued interest. During the quarter ended October 31, 2007, Ovale paid off $6,050 of the principal amount of the demand note that was $176,030 as of July 31, 2007.  The additional interest accrued on the demand note was $3,419, during the quarter ended October 31, 2007.

On September 8, 2006, the company received $30,000 in exchange for a note payable of $30,000 and 40,000 shares of $.01 par common stock valued at $.35 at the date of issue to be issued to a note holder who is a non-controlling shareholder of Orion.  The $30,000 was advanced to fund operations. The note bears interest at 8% per annum and was repayable on the earlier of February 8, 2007 or within 30 days of the closing of the business combination between Orion and Ovale.  As the due date for payment has passed, we shall issue to the lender 10,000 shares of common stock for each month we fail to repay the loan commencing on the first day of the first month following the due date and continuing until the loan is repaid in full together with all the accrued interest.  The Company recorded $16,500 as interest expense and liability to issue shares to note-holder for failing to repay the loan during the three months ended October 31, 2007.  The 10,000 shares to be issued for failure to pay the loan before each of the three months of August, September and October were valued at then current market prices of $.55, $.55 and $.55, respectively. The Company reclassified the amount of $28,500 credited to additional paid in capital and recorded a liability of $28,500 for 60,000 shares issuable to the note-holder, as of April 30, 2007.

Our current liabilities as of October 31, 2007 and April 30, 2007, were $186,877 and $99,627, respectively.

We are authorized to issue up to 10,000,000 shares of its Common Stock. As of December 5, 2007, there were 9,982,073 shares of our Common Stock issued and outstanding.

Employees

Other than the non-compensated officers of Orion Diversified Technologies, there are no other employees.

Capital Expenditures

We did not have any material commitments for capital expenditures at October 31, 2007 or 2006.

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

(b) Changes in Internal Controls

The was no change to the Company’s internal control over financial reporting during the quarter ended October 31, 2007 that materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

2. (iv)
Fourth Amendment, dated September 10, 2007, to the Exchange Agreement dated September 15, 2004, incorporated by reference to Exhibit D  to the Information Statement of the Registrant filed on November 13, 2007.

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

Irwin Pearl, Chief Executive Office

December 12, 2007