Form 10KSB
period 2007-12-31
OVALE GROUP, INC
filed 2008-05-14
CIK 32284

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2007

Commission File No. 0-4006

Ovale Group, Inc.
( Exact name of registrant as specified in its charter)

New Jersey	22-1637978
(State or other jurisdiction	(IRS Employer Identification No.)
Of incorporation or organization)

14 Front St., Suite 200, Hempstead, NY 11550
(Address of Principal Executive Offices)   (Zip Code)

(203) 252-2357
(Issuer's Telephone Number Including Area Code)

Securities registered under Section 12(b) of the Act:
None

Securities registered under Section 12(g) of the Act:

Common Stock, no par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) or the Exchange Act {   }

Check  whether  the Issuer (1) has filed all  reports  required  to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registration was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES { X}  NO {    }

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the  registrant's  knowledge,  in definitive proxy or information statements incorporated  by  reference  in Part III of this Form  10-KSB or any amendment to this Form 10-KSB. {     }

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act). Yes {   }  No {x}

State issuer's revenues for its most recent fiscal year. $1,566,191

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, $.20/share, as of March 31, 2008, was approximately $2,020,131

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date (March 31, 2008).
Common Stock, No Par Value, 16,086,532 shares

DOCUMENTS INCORPORATED BY REFERENCE
None

Ovale Group, Inc.
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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a) Business Development

Historical Development

Ovale Group, Inc. known as Orion Diversified Technologies, Inc.  (“Orion”) until its name was changed to Ovale Group, Inc. (“OVLG”) on December 24, 2007, was incorporated in New Jersey on May 6, 1959.  Until 1986, the Company was engaged in the marketing and sale of a line of semiconductors, transistors, diodes and rectifiers and, to a lesser extent, other ancillary related electronic products.  Because of sustained operating losses, the Company discontinued this line of operation and filed a plan of reorganization (under Chapter 11 of the Bankruptcy Act , on April 30, 1990.  Thereafter it was released from the proceeding and commenced looking for another business.  It became involved in a real estate project which did not succeed and then became a shell again looking for an opportunity.  As described below, Ovale S.A., a Swiss Company, acquired the net assets of Orion and continued operations as a public company under the legal entity Ovale Group, Inc.

OVLG’s address is 14 Front St., Hempstead, Suite 200, Long Beach, NY 11561, and its telephone number is  203-252-2357.

Recent Developments

Ovale S.A Business Combination

On September 15, 2004, the OVLG , and the holders of all of the outstanding capital stock (the "Holders") of Ovale S.A., a Swiss corporation ("Ovale"), entered into a reverse acquisition Share Exchange Agreement (the "Share Exchange ") that amended, restated and replaced their prior 2003 agreement.  Pursuant to the Share Exchange, the Holders agreed to tender to OVLG all of the  issued and outstanding shares of Ovale in exchange for an aggregate of 10,608,100 shares of common stock of the OVLG.

In addition, certain Class A Shareholders of Ovale who borrowed CHF 50,000 from Orion in June, 2003 (the “June Borrowers”) and Vladimir Fabert, Ovale's President and principal stockholder ("Fabert") who arranged for a loan to be made to Ovale for a maximum of €700,000 (the “Fabert-Ovale Loan”) agreed that at the closing: (i) Fabert would accept 1.667 shares of the OVLG's common stock for each Euro lent to Ovale by OVLG as payment of the Fabert-Ovale Loan; and (ii) the June Borrowers would accept CHF50,000 as additional payment for their Class A Ovale shares in full satisfaction of their loan.  The CHF50,000 payment to the June  Borrowers was later waived.

On November 8, 2004, the OVLG, Ovale and the Holders entered into an amendment (the "Amendment") to the Exchange Agreement.  Pursuant to the Amendment, the parties agreed to consummate the business combination in two closings. At the first closing, which took place as of November 19, 2004, the OVLG delivered 5,900,000 shares of its common stock, $.01 par value per share, to Frederic Cottier, the designated Swiss escrow agent. An aggregate of 2,669,541 of these shares were placed in  escrow until the second closing when the same were to be delivered to Vladimir Fabert (1,949,541 shares) and Alexandre Fabert, his wife (720,000 shares). An aggregate of 1,166,900 shares were delivered to the owners of the OVLG-Ovale loan and 2,063,559 shares were delivered to the Ovale shareholders in proportion to their interests in Ovale.  Also, the OVLG-Ovale loan was assigned to OVLG, all issued and outstanding shares of Ovale were delivered to Ovale’s counsel in escrow until the second closing, and  €443,894 held in trust in Switzerland, was released to Ovale for use in its business.

OVLG Shareholders Meeting on December 18, 2008

As reported in its 8-K report filed on December 21, 2008, on December 18, 2008, OVLG held a meeting of its shareholders pursuant to its final proxy statement which became effective on November 13, 2008.  At that meeting the shareholders voted in favor of the Exchange Agreement and all of the other proposals presented at the meeting.  See ITEM  4: Submission of Matters to a Vote of Security Holders below. Effective control of OVLG was turned over to the controlling shareholders of Ovale, S.A. as a result of the vote.  However, the formalities of the

closing were not completed until April 3, 2008.   At the second closing concluded on that date, OVLG  delivered the remaining 5,875,000 shares of its common stock, to the individual Ovale shareholders in exchange for all of the Ovale shares.

As a result, Ovale became a wholly owed subsidiary of the OVLG, and the Holders collectively became the owner approximately 75% of the total number of shares of OVLG's common stock issued and outstanding as of the delivery of those shares effective April 3, 2008.  The transaction with the Holders is accounted for as a recapitalization. Following the closing of the Share Exchange: (i) Messrs. Vladimir Fabert and Gilles Neveu became OVLG's principal executive officers and members of the OVLG's three man Board of Directors; (ii) Vladimir Fabert became OVLG’s CEO and CFO, and (iii) Gilles Neveu became OVLG’s Vice President and Chief Designer.  (iii) Irwin Pearl remains a member of the OVLG's Board of Directors.

Business of OVLG

OVLG’s Business

OVLG is principally engaged in the design and distribution of high quality infant clothing, gifts and accessories. The business of OVLG is conducted through its wholly-owned subsidiary, Ovale, S.A. and the subsidiaries of that organization.  Consequently a description of the business of OVLG is a description of the business of Ovale, S.A. and its wholly-owned subsidiaries.

 Organization

Ovale, S.A. was incorporated on October 17, 2002, in accordance with the laws of Switzerland. Ovale's headquarters is located at 36 Boulevard Helvètique CH-1207 Geneva, Switzerland. Ovale's telephone number is (41) 22 593 0077 and its Facsimile number is (41) 22 593 0078.

 Overview

Upon full consummation of the transaction, OVLG continued Ovale’s business in its existing format and OVLG does not anticipate any change in the foreseeable future.  Therefore OVLG is engaged in the contract manufacture and retail marketing of high quality, high-end, designer gifts and clothing for newborns and infants up to 12 months of age. OVLG’s products include jewelry, footwear, accessories and clothing designed by, or designed under the supervision of Gilles Neveu, an established designer in France. OVLG intends to take advantage of what its management perceives as an opportunity created by the absence of a one-stop retail location where fashion conscious parents, grandparents, family and friends can demonstrate their affection for new arrivals by giving tasteful, high quality jewelry, silverware, clothing, and accessories.  OVLG 's goal is to become a well known brand for such goods and to expand its products worldwide.

 Business Strategy

 OVLG's business strategy contains the following principal elements:

Focused Market.
OVLG endeavors to take advantage of the natural desire of parents, grandparents, families and friends to welcome newborn babies into the family fold with gifts, whether informally or at baby showers, baptisms, naming ceremonies, and the like.  OVLG is focusing  its efforts on the well to do and fashion conscious segment of the European newborn gift buying public who demand the highest quality gifts to express their joy and affection;

Diverse Competition.
Ovale believes that although numerous competitors exist for each of Ovale's product categories, there is an absence in Europe of one-stop retail locations for tasteful, high quality jewelry, footwear, accessories and clothing. Accordingly, the spending power of the affluent newborn gift giver has been diluted. Existing competitors provide practical necessities (i.e., bottles, diapers, etc.), clothing, toys, or jewelry. Ovale's management does not know of any highly visible gift outlets for jewelry, silverware, clothing, accessories and clothing devoted to infants.

Brand Awareness.
OVLG is creating a brand name for gifts for infants that can be relied upon to have been designed or selected by an industry recognized designer and to insure unquestioned quality, fit and workmanship.

Effect of Currency Fluctuations

Ovale conducts its business in Swiss francs, (CHF).  However, its customers in France and England are likely to purchase with Euros or Pounds Sterling. Wherever they purchase, customers  may also have other currencies with which they desire to purchase.  Currencies are translated into the currency of the outlet at the point of sale, thus avoiding currency fluctuation issues in regard to retail sales.  However, from time to time longer term sales contracts may have fixed prices stated in currencies other than CHF.  Manufacturers may require payment in US dollars, Euros, or CHF.  They usually want US dollars.  Moreover, for purposes of compliance with the disclosure requirements of U.S. securities laws, Ovale translates its finances into US dollars.   For reporting purposes, assets and liabilities are translated into US Dollars (US$) at the exchange rates in effect at the relevant balance sheet date. Revenues and expenses are translated into US Dollars at the weighted average exchange rates for the period. The net effect of exchange rates movements resulting from re-measurement into US Dollars is reported in a separate account within shareholders equity.   Currency fluctuations can have a substantial negative (and positive) affect on Ovale’s financial position, as is shown in its Consolidated Balance Sheet. In recent months the value of the US dollar has declined in relation to both the euro and the Swiss franc. There follows an abstract of the effect of the fluctuations of the dollar as it affects the US dollar financial statements of the company.  (In other words if the US dollar loses value in comparison to the Swiss franc (CHF) the financial condition of OVLG will deteriorate because Ovale's liabilities exceed its assets and the amount of deficit measured in dollars will rise.)

December 31, 2003	$ (54,826)
December 31, 2004	(147,265)
December 31, 2005	66,335
December 31, 2006	188,168
December 31, 2007	(628,098)

OVLG’s Current Financial Condition

Since its inception in October, 2002, Ovale has been dependent upon external and private sources for its financing. Since its inception, to December 31, 2007 OVLG, viewed as a consolidated entity raised Euros and USD equal to $5,665,004 (booked as Shareholder and Related Party Loans) plus $1,207,193 invested in shares of OVLG. As of December 31, 2007, the amount due to shareholders (principally to Vladimir Fabert), and related parties was $5,665,004  and investment in shares of OVLG was $1,207,193. On a consolidated basis, OVLG had a cumulative deficit of $4,842,475 as of December 31, 2007. It has continued to incur losses, and has a net capital deficiency. OVLG will require further external financing to carry out its growth strategy and may continue to incur substantial losses and capital deficiencies. If external financing does not continue to be available, OVLG will have to reduce its growth plans to the growth that can be financed through its operational cash flow. See “Certain Risk Factors Which May Affect OVLG's Future Performance.”

Subsidiaries

OVLG conducts its business in Switzerland through its wholly owned subsidiary Ovale S.A. OVLG conducts its retail business in France through a wholly-owned French subsidiary,  Ovale France S.A.R.L. which was organized on November 12, 2003.  It conducts it business in England through an English wholly-owned subsidiary, Ovale, Ltd., which it acquired on August 8, 2007.  It may organize other subsidiaries in whatever jurisdiction it opens a facility in the future.

OVLG’s Property and Development of Its Business

Development of Ovale's Business

As well as opening its own stores, Ovale intends to create awareness for its product line through negotiated distribution agreements and strategic alliances with luxury good retail stores, luxury hotels, hospitals, gift shops and department stores. In this regard, and as of the date of this annual report.   Ovale has taken the following steps to achieve its goals. There can be no assurance that any of Ovale's plans as enumerated herein will materialize or lead to profitable operations.

 OVLG intends to open additional shops in other selected high income locations in Europe, and elsewhere. Ovale has agreements with certain hospitals which purchase its products and give them to newborns, really the parents.  For instance:

Clinique des Grangettes Contract (Geneva)
Clinique des Grangettes is a very well known Swiss Private Clinic offering state-of-the art facilities in Obstetrics, which delivers over 1,000 newborns each year.    Sales to the Clinique commenced in April 2006. Grangettes purchases merchandise directly from Ovale at a discounted price and provides an Ovale gift to each child born at the hospital. Management believes that the gifts will build up awareness of the Ovale label with parents of newborns. American Hospital purchases approximately CHF30,000 per year from Ovale.

American Hospital Alliance (Paris)
The American Hospital in Paris, another outlet, is a major general hospital with approximately 600 deliveries per year. The American Hospital purchases merchandise directly from Ovale at a discounted price and provides an Ovale gift to each child born at the hospital. This agreement has been extended to other products, such as pajamas, that fit newborns. Management believes that the gifts will build up awareness of the Ovale label with parents of newborns. American Hospital purchases approximately €33,000 per year from Ovale.

The agreements are open ended. Ovale is currently attempting to negotiate similar arrangements with other hospitals in both France and Switzerland.
Ovale’s Website
On September 5, 2005, Ovale launched its own marketing website (www.ovale.com), making all its range of products available through an online store. Featuring secured transaction process, the online store is displayed both in English and French.  Ovale’s website generates approximately €30,000 in sales per year.

Other Proposed Development
Ovale is currently seeking to extend its presence on the market by using various independent points of sale outlets for test marketing.  These are in the south of France (for instance, Saint Tropez, Marseille, and Bordeaux) but also in New York City, Belgium, Germany and Italy.  The company intends to negotiate franchise arrangements in the Middle East and Moscow.  There can be no assurance this will happen.

Contract Manufacturing and Sourcing

Ovale has developed relationships with third party manufacturers primarily in China, France, Spain, Portugal, Italy, and Madagascar. These relationships are strategic and long-term in nature. These vendors are expected to provide labor and conduct hiring practices consistent with local laws. Furthermore, at Ovale's initiative, these vendors are required to become Worldwide Responsible Apparel Production ("WRAP") certified. Pricing terms with these vendors are negotiated on an item-by-item basis and Orders are supplied on a purchase order basis.  While the relationships are established and expected to be long term in nature, each contract is negotiated individually on an item-by-item basis with the items to be made to Ovale’s specifications and to be delivered within a few months of the placement of the orders.  No contract, contractor or supplier is material to the business.  The contracts variably require payment in Swiss Francs, Euros or U.S. Dollars.

Customers

Most of Ovale’s customers appear to be fashion conscious parents, grandparents, family and friends that shop at Ovale's retail stores.  At present, most of Ovale’s business is on a retail basis and no one customer is material to its business.  Ovale anticipates that, in addition to its retail customers, the principal customers for Ovale's products will be luxury good retail stores, luxury hotels, hospitals and department stores located primarily in Europe. At present Ovale does not believe that it is able to enter into long-term or other purchase agreements with these other potential customers.  Ovale does not have any distribution contracts except as noted above.

Competition

The infant apparel and gift market, although fragmented, is highly competitive. Both branded and private label manufacturers compete in the infant apparel market. Competition generally is based upon product quality, brand name recognition, price, selection, service and convenience. Ovale's primary competitors are general retailers, the European equivalent of mother and baby gift, jewelry and premium clothing stores such as Tiffany's, Bergdorf-Goodman and Neiman Marcus and certain specialty stores catering to that level of customer. Ovale's ability to compete will depend, in substantial part, on its ability to establish its brand name as a high-end brand different from the usual infant gift offerings, to create market awareness and Ovale's ability to maintain the high-quality of its products with its own outlets.

Trademarks and Licenses

OVLG believes that its business will largely be dependent on the establishment of the Ovale brand name. Ovale has registered the Ovale logo and trademark in the United States and Europe under the Madrid Convention. It is currently proceeding to register for protection in Asia. Ovale has not entered into any written licensing agreements with respect to its name and trademark or any of its products.

Certain Risk Factors Which May Affect Ovale's Future Performance

Forward Looking Statements      The discussion in this annual report contains certain forward-looking statements, including statements regarding planned capital expenditures, planned store openings, expansions and renovations, future cash generated from operations and future cash needs. Such forward-looking statements, in particular, and Ovale's anticipated business and/or operating results, in general, involve risks and uncertainties. Actual results may differ significantly from the results discussed in the forward-looking statements due to a number of factors, many of which are beyond our control. The following discussion highlights some of these factors and the possible impact of these factors on future results of operations. Given these factors, we cannot assure you that we will be able to effectively continue in business or ever establish profitability.

 1. Ovale Has A Short Operating History, Minimal Revenues And Minimal Assets

Ovale has a short operating history and no net income from operations. Ovale has incurred operating expenses in excess of corresponding revenues. This may result in Ovale incurring a net operating loss, which will increase continuously until it can generate cash flow from operations adequate to cover its expenses. There can be no assurance that the stores will ever become profitable. The failure of Ovale's retail stores to achieve profitability will have a material adverse effect upon Ovale's ability to implement the balance of its business strategy as expressed in this 10-KSB.

2. It is Difficult to Evaluae Ovale's Business and Prospects because it has a short Operating History

Ovale was formed on October 17, 2002, and has not generated sufficient revenues from operations to cover its expenses. The success of its proposed plan of operation will depend to a great extent on the ability of management to successfully implement an untested business model with limited capital. Ovale's short existence and its moderate current assets make it difficult to evaluate Ovale's current business and prospects or to accurately predict its future revenue or results of operations. The ultimate success or failure of this endeavor is dependent upon numerous factors beyond the control of Ovale's management.

3. Ovale May Not Be Able to Operate Successfully if it is Unable to Hire Qualified Additional Personnel.

The success of Ovale may largely be dependent on the personal efforts and abilities of its management and its ability to attract and retain qualified key personnel in the future. None of Ovale's management team has ever operated a retail store or has any experience with the contract manufacture and marketing of products for infants. In addition to performing their regular duties, Ovale's management must spend a significant amount of time devising strategies to execute its untested business model. Also, because customer service is expected to be a defining feature at Ovale's retail stores, it must be able to hire and train qualified sales associates to succeed. Ovale's inability to attract, train, oversee and retain qualified store managers and sales associates or a labor shortage that reduces the pool of qualified sales associates will have a material adverse effect on its growth, its operations and its financial position.

4. Because Ovale Intends To Purchase Its Products Internationally;  Its Business Is Sensitive To Risks Associated With International Business.

Ovale's clothing products are being manufactured to its design specifications by independent factories located primarily in France, Spain, Portugal, Italy, China and Madagascar. As a result, a portion of Ovale's business is subject to the risks generally associated with doing business abroad, such as foreign governmental regulations, currency fluctuations, adverse conditions including epidemics, natural disasters, social or political unrest, disruptions or delays in transportation or customs clearance, local business practices and changes in economic conditions in countries in which its clothing suppliers are located, and where it sells it merchandise.

5. Ovale’s Business May Be Harmed By Additional Regulation Of Foreign Trade Or Customs Delays.

Ovale's business is expected to be subject to the risk that the countries in which it would operates may adopt additional regulations relating to imported apparel products, including quotas, duties, taxes and other charges or restrictions on imported apparel. Ovale cannot predict whether additional quotas, duties, taxes or other charges or restrictions will be imposed upon the importation of its products in the future, or what effect any such actions would have on its business, financial position and results of operations. If any such charges or restrictions are imposed, the supply of products could be disrupted and their cost could substantially increase, either of which could have a material adverse effect on any operating results that Ovale may generate. Unforeseen delays in customs clearance of any goods could have a material adverse impact on Ovale's ability to deliver complete shipments to its stores as well as any of its proposed stores, which in turn could have a material adverse effect on Ovale's projected business and operating results.

6. Ovale may be Subject to Negative Publicity, or be sued if its Contract Manufacturers Violate Labor Laws, or Engage in Practices that its Customers Believe Are Unethical.

Ovale has required its independent manufacturers to operate their businesses in compliance with the laws and regulations that apply to them. Although Ovale intends to cause its personnel to periodically visit and monitor the operations of its independent manufacturers, it cannot control their business and labor practices. If an independent manufacturer violates labor laws or other applicable regulations, or if such a manufacturer engages in labor or other practices that diverge from those typically acceptable in Europe, Ovale could in turn experience negative publicity or face legal action. Negative publicity regarding the production of Ovale's products could have a material adverse affect on any sales of its products and its intended business, and a lawsuit could have a material adverse effect on Ovale's financial position.

7. Ovale’s Business may be Sensitive to Economic Conditions that Impact Consumer Spending.

Ovale is aware that any financial performance that it generates is sensitive to changes in overall economic conditions that impact consumer spending, particularly discretionary spending. Future economic conditions affecting disposable consumer income such as employment levels, business conditions, interest rates and tax rates could reduce consumer spending or cause consumers to shift their spending to other products. A general reduction in the level of discretionary spending or shifts in consumer discretionary spending to other products could have a material adverse effect on Ovale's prospects for growth, net sales and profitability.

8. Ovale’s Business May Become Sensitive To Changes In Seasonal Consumer Spending Patterns That Are Beyond Its Control.

Historically, in Europe a disproportionate amount of retail sales and a significant portion of net income have traditionally been realized by retailers during the months of November and December, the holiday season. Retailers have also traditionally experienced periods of increased sales activity in the early Spring, during the period leading up to the Easter holiday, and in the early Fall, in connection with back-to-school sales. However, Ovale has not seen its business subject to seasonal or holiday patterns.  Babies are born at all times of the year.  Ovale orders its merchandise so that it can be produced at times which, for the manufacturers are off their peak cycles.  The merchandise is in classical white or beige and is therefore not generally subject to changes in color fashions.   There is no assurance that this business model will continue to work in Ovale’s favor, and if it does not continue, OVLG will have to re-evaluate whether it has become subject to seasonable variations.  Such a circumstance could cause Ovale to have excess inventory, necessitating markdowns to minimize this excess, which would reduce any profitability it was able to generate. Any failure by Ovale to meet its business plans for, in particular, the third and fourth quarter of any fiscal year would have a material adverse effect on any earnings it might otherwise be able to generate, which in all likelihood would not be offset by satisfactory results achieved in other quarters of the same fiscal year. Also, because Ovale would typically spend more in labor costs during the holiday season, hiring temporary store employees in anticipation of holiday spending, a shortfall in expected sales during that period could result in a disproportionate decrease in any net income.

9. The Highly Competitive Business In Which Ovale Operates May Impair Its Ability To Generate, Maintain And Grow Its Sales And Results.

The children's apparel segment of the upscale specialty retail business is highly competitive, and Ovale may not be able to compete successfully in this or the gift, silverware, jewelry and accessory aspects of its proposed business. Ovale's stores compete with several French and European specialty stores such as Bonpoint and Baby Dior. Ovale competes with a wide variety of local and regional specialty stores in and with certain other retail chains in all of its markets. Ovale also competes with children's retailers that sell their products by mail order or over the Internet. Virtually all of these competitors are larger and have substantially greater financial, marketing and other resources than Ovale has or may ever expect to have. Increased competition may reduce sales and gross margins, increase operating expenses and decrease profit margins.

10. Ovale’s Expected Results May Be Impaired By Changes In Fashion Trends And Consumer Preferences.

Ovale's sales and profitability depend upon the continued demand by customers for its jewelry, silverware, clothing and accessories for newborns. Ovale's management believes that any success will depend in large part upon the ability of its designer, Gilles Neveu, to anticipate, gauge and respond in a timely manner to changing consumer demands and fashion trends and upon the appeal of Ovale's products. There can be no assurance that Ovale will be able to generate demand for its jewelry, silverware, accessories and clothing for newborns, that any such demand will not decline, or that Ovale will be able to anticipate, gauge and respond to changes in fashion trends. A decline in demand for Ovale's products for newborns or a misjudgment of fashion trends could have a material adverse effect on Ovale's future business, financial condition and results of operations.

11. Damage To Ovale's Computer Systems Could Severely Hamper Its Ability To Manage Its Business.

Ovale anticipates that its retail and other operations will become dependent upon its ability to acquire, install, operate, maintain and protect a comprehensive computer system, on which it is expected to rely to manage purchase orders, store inventory levels, web applications, accounting functions and other aspects of its expected business. It is expected that this system will be installed in its retail stores. Any natural or other damage to this system such as from fire, floods, earthquakes, power loss, telecommunications failures, and similar events would disrupt business for an indeterminate length of time.

12. Ovale Has Not Conducted any Formal Marketing or Research Study.

Ovale's success will be materially dependent upon its ability to successfully market and resell its high quality, high-end, designer gifts and clothing for newborns up to 12 months of age. However, and despite Ovale's extensive due diligence investigations and internal research and development activities, Ovale has not conducted or commissioned a formal market or research study to determine whether a viable and continuous demand exists for its high quality jewelry, footwear, accessories and clothing for newborns in major cities in Europe. There can be no assurance that demand will continue to exist for Ovale's merchandise or that Ovale's business strategy is sufficiently unique that it application will generate profitable sales in its present stores upon which its entire business expansion plans are based.

13. OVLG and Ovale Are Dependent on its Key Personnel.

At the present time, OVLG and Ovale are highly dependent on Vladimir Fabert and Gilles Neveu, OVLG’s and Ovale's President and Chief Executive Officer, and Chief Designer, respectively. Neither is  the subject to key-man insurance policies owned by OVLG. The loss of the services of either of these individuals would be extremely detrimental to the conduct of OVLG's proposed business. OVLG's successful operations in the future may depend on the ability to employ additional qualified key personnel, of which there can be no assurance.

14. Ovale/Orion’s Officers and Two of its Three Directors are not Residents of the United States.

The operations of the company are conducted from Switzerland by officers and directors who are not residents and are not citizens of the United States.  They are Messrs. Fabert and Neveu.

15. Enforcement of U.S. Securities Laws in Switzerland or against Residents of Switzerland may be difficult.

There is a risk that U.S. Courts will not take jurisdiction over the non-resident officers and directors of the Company if suit is instituted against them in U.S. Courts.  Swiss courts might not enforce the U.S. judgments.  Generally, courts in the United States will take jurisdiction over people outside the United States if the court determines that the subject person was “doing business”, or “transacting business” in the jurisdiction of that court.  The determination of whether the person was “doing business” or “transacting business” is a fact intensive investigation.  Service of process from an American court can be accomplished utilizing established Swiss procedures under the Convention on The Service of Process Abroad, a treaty to which both the United States and Switzerland are signatories.

If judgments are entered in U.S. courts, it may be necessary to enforce those judgments in courts outside the United States. There is no treaty between the United States and Switzerland regarding the enforcement of judgments rendered in the other jurisdiction.  However, under Swiss statutory law, the international principle of “comity” is applied.  That principle recognizes the judgment of a court in another country upon determination that procedural and substantive due process was provided to the parties, and the subject matter and determination of the court is compatible with the laws of the enforcing country; in this case, that would be Switzerland.  There can be no assurance that the Swiss courts would recognize a judgment entered in a U.S. court based upon the U.S. securities laws.   Nor can there be any assurance that the Swiss courts would take original jurisdiction of an action commenced against officers of Orion resident in Switzerland based upon the U.S. securities laws.

16. OVLG Has Never Paid A Dividend.

Ovale has paid no dividends on its Common Stock since its inception and presently intends to retain all earnings for use in its business if and when it becomes profitable. Investors who anticipate the need for either immediate or future income by way of cash dividends from their investment should refrain from investing in Ovale's securities.

ITEM 2. DESCRIPTION OF PROPERTY

1.	Ovale’s Headquarters
Ovale’s corporate headquarters is located in Geneva, Switzerland, where it leases a 113 square meter suite in a business district, staffed by the executive staff of Ovale.  The lease, entered into in November, 2002 was for an initial term of 5 years. It automatically renews itself if not cancelled by either party. It is cancelable by either party upon three months’ notice.    The current rent is CHF60,372. The space is adequate for the foreseeable needs of the company.  Ovale does not anticipate either canceling the lease or the landlord canceling the lease.

2.	First Paris Retail Store
On July 15, 2003, Ovale signed a lease for its first retail store  on Boulevard St. Germain  in Paris, France. The store, consisting of approximately 70 square meters (i.e., 753 square feet) opened for retail business on November 15, 2003. The lease is for an initial term of five years with an option to renew for an additional nine years. The rent is €7,000 per month subject to annual increases in the French Rent Index (the practical equivalent of the U.S. Consumer Price Index). In addition, the Company paid  €320,000 (approximately $384,000) in what is known as "key money" to the existing tenant. Should the Company elect to abandon the Boulevard St. Germain store, Ovale's Board believes it would be able to recoup its key money through the sale to another tenant.

3.	Geneva Retail Store
Ovale signed a lease for its second retail store, located in downtown Geneva, Switzerland, on August 17, 2004. The store consists of approximately 45 square meters (i.e., 485 square feet) and opened for business on December 15, 2004. The rent is CHF 56,000 per year plus 8% of revenues, for a lease starting as of September 1, 2004. The lease is for an initial term of five years. In addition, the Company paid CHF 45,000  in what is known as "key money" ($35,550) to the existing tenant. Should the Company elect to abandon this store, it would be able to recoup its key money through the sale to another tenant.

4.	Second Paris Retail Store
A lease for a second Retail Store in Paris, France, was entered into on June 15, 2006 and the store was opened at about the time the store was opened.  The store consists of approximately 45 square meters (i.e. 485 square feet), and is located in the "Rive Droite" district of Paris.  The lease is non-cancelable for twelve years with a fixed rent of €70,000 per annum.

5.	Zurich Retail Store
A lease for a store in Zurich, Switzerland was entered into on  October 1, 2006 and the store was opened on November 9, 2006. The store consists of approximately 35 square meters (i.e. 376 square feet), and is located across the street from the Widder Hotel, a prime location. The lease is non-cancelable for 5 years with a fixed rent of CHF 51,216  per annum.

6.	London Retail Store
An assignment of a lease for a store in London, England, was granted on  November 13, 2007 and the store was opened in mid-December  2007.  The store consists of approximately 35 square meters (i.e. 377 square feet), and is located at 35b Sloane St.  The lease is non-cancelable for 5 years with an initial  rent of  £75,000  per annum.  The rent is subject to adjustment periodically by agreement of the parties as to the “Rack Rental Value” of the premises. The lease (and therefore the assignment) expires on 24 December 2010.  To obtain the assignment, the company took as assignment from the prior tenant by paying it €500,000 as a lease premium. The lease term is renewable for ten year periods by negotiation.

ITEM 3. LEGAL PROCEEDINGS

OVLG and its subsidiaries are not parties to any litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 See ITEM 1, DESCRIPTION OF BUSINESS OVLG Shareholders Meeting on December 18, 2008 for a description of the matters voted upon by the security holders at the meeting of shareholders held on December 18, 2008, and the definitive proxy material filed with the Commission on November 13, 2007.  No other meeting of shareholders was held in 2007 and none has been held since that date.

(a)   The meeting of December 18, 2007, was a special meeting.

(b)   At the meeting Vladimir Fabert and Gilles Neveu were elected as members of the Board. Irwin Pearl remained a member of the Board.

(c)           The following additional proposals were voted up and approved by the shareholders.
 1.            To approve and ratify the Share Exchange
	For	Against	Abstain	Not Voted
Votes Cast	3,451,484	143	129	503,791

2.           To ratify the issuance of 5,900,000 shares of common stock to certain holders of shares in Ovale, S.A.
	For	Against	Abstain	Not Voted
Votes Cast	3,451,420	207	129	503,791

3.           To amend the certificate of incorporation of the company to change the name of the corporation to Ovale Group, Inc.
	For	Against	Abstain
Votes Cast	3,955.340	164	43

4.           To amend the certificate of incorporation of the company to increase the number of authorized capital stock to 20 million shares, no par value of which 18 million would be common stock and 2 million would be preferred stock, to be determined by the board of directors.
	For	Against	Abstain
Votes Cast	3,054,484	143	129

5.           To amend the certificate of incorporation to change the shareholder vote necessary to approve certain acts to be taken by the corporation from two-thirds to a majority of the votes cast by the holders of shares entitled to vote.
	For	Against	Abstain
Votes Cast	3,954,318	1,100	129

6.           The elimination of pre-emptive rights.
	For	Against	Abstain
Votes Cast	3,955,148	265	134

7.           The election of Messrs. Fabert and Neveu to the Board
Votes Cast	For	Withheld
Vladimir Fabert	3,955,399	148
Gilles Neveu	3,955,356	91

8.           The selection of Tabriztchi & Co. to be the auditors of the corporation For the fiscal year to end on December 31, 2008.
	For	Against	Abstain
Votes Cast	3,955,313	0	234

PART II

ITEM 5. MARKET FOR COMMON STOCK EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information.

Since approximately November 1996, OVLG's common stock, its only class of equity securities, has been traded in the over-the-counter market in the pink sheets under the symbol ORDT.OB.  The following table sets forth the range of high and low bid price information for the common stock as reported by Yahoofinance.com for each fiscal quarter for the past two fiscal years, and for the first quarter of the current fiscal year.  High and low bid quotations represent prices between dealers without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	HIGH	LOW

Fiscal 2008
FIRST QUARTER
January 1st thru March 31, 2008	$.50	$.20

Fiscal 2007:
FIRST QUARTER
January 1st thru March 31, 2007	1.01	.67

SECOND QUARTER
April 1st thru June 30, 2007	. 90	.31

THIRD QUARTER
July 1st thru September 30, 2007	.55	.25

FOURTH QUARTER
October 1st thru December 31, 2007	.55	.30

Fiscal 2006:
FIRST QUARTER
January 1st thru March 31, 2006	1.02	.32

SECOND QUARTER
April 1st thru June 30, 2006	.73	.30

THIRD QUARTER
July 1st thru September 30, 2006	.45	.31

FOURTH QUARTER
October 1st thru December 31, 2006	1.01	.45

(b) Holders.  As of December 31, 2007, the approximate number of holders of record of shares of OVLG's Common Stock, no par value per share, OVLG's only class of trading securities, was believed by management to be as follows:

Title of Class	Number of Holders on Record

Common Stock, no par	245

Management believes there are many shareholders whose securities are held in street name with various brokerage houses.  The exact number of shareholders is unknown to OVLG.

(c) Dividends.

The Registrant has paid no dividends during the fiscal years ended December 31, 2006, and December 31, 2007. Other than the requirements of the New Jersey Business Corporation Act that dividends be paid out of capital surplus only, and that the declaration and payment of a dividend not render OVLG insolvent, there are no restrictions on OVLG's present or future ability to pay dividends.

The payment by OVLG of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon OVLG's earnings, its capital requirements, and its financial conditions, as well as other relevant factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Private Securities Litigation Reform Act of 1995 contains "safe harbor" provisions regarding forward-looking statements.  Except for historical information contained herein, the matters discussed in the Liquidity and Capital Resources section below contain potential risks and uncertainties including, without limitation, risks related to OVLG's ability to successfully identify potential merger partners, retain key employees and settle any outstanding debts.  The Registrant will need to attract partners in order to execute its revised business strategy, and there can be no assurance that OVLG will be successful in attracting such partners.

The following discussion should be read in conjunction with  OVLG’s audited financial statements for the fiscal years ended December 31, 2007 and 2006, and the related notes.  Those statements and notes appear elsewhere in this Annual Report.  This discussion contains forward-looking statements that reflect plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Annual Report, particularly in the “Certain Risk Factors Which May Affect Ovale's Future Performance”.

When used in conjunction in the following discussions, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements.

 Overview

OVLG has limited operations, but its continuing source of revenues are not sufficient to pay for its costs and expenses. It has working capital and stockholders’ deficits.   Present operations require substantial capital and until revenues are sufficient to fund ongoing operations, OVLG will be highly dependent on external sources of financing.  OVLG believes that the increased number of stores and the subsequent increase in revenues will allow  OVLG to raise additional funds from investors to finance its growth up to the point where revenues will be sufficient to fund ongoing operations.

OVLG has no net cash flow from operations and does not expect to generate any positive cash flows in the immediate future. These conditions raise substantial doubt about its ability to continue as a going concern.

However, OVLG has already completed the development stage. Its revenues increased from $967,306 to $1,556,191, its assets from $2,127,780 to $3,717,000 and its gross profits from $553,550 to $960,090, from fiscal year 2006 to 2007, respectively. Presently, OVLG is in the growth and marketing phase. It needs to triple its sales and gross profits to pay for its operating expenses of $2,072,932, primarily the cost of its overhead.  There are some positive indications such as decrease of almost all costs as a percentage of sales and with one exception, believed to be rectified, each of its stores produces a gross profit. Ovale intends to attempt to

1.
To search world markets for cheaper sources of supply and obtain volume discounts to increase the gross profit margin over the current 61%, and thus decrease its cost of sales as a percentage of sales.

2.	To attract additional customers due to established quality, brand name and high class locations.
3.	To establish new stores and expand sales to make additional gross profits to pay for the operating expenses. ( 6 to 8 stores )

Critical Accounting Policies and Estimates

The preparation of financial statements requires us to estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these required estimates varies in regard to the level of judgment involved and its potential impact on our reported financial results. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimate are reasonably likely to occur from period to period, and would materially impact our financial condition, changes in financial condition, or results of operations. Our significant accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements; critical estimates inherent in these accounting policies are discussed in the following paragraphs.

Principles of consolidation

 The consolidated financial statements of OVLG include the accounts of Ovale, and its French and English subsidiaries. All significant inter-company transactions and balances are eliminated in consolidation.

New Accounting Pronouncements

There are a number of pronouncements of the U.S. Financial Accounting Standards Board (“FASB”) which affect or may affect OVLG’s presentation of its financial statements.  These are set out in footnotes to those financial statements.  Rather than repeat them here, we urge you to read them in conjunction with this Management’s Discussion.

The following are particular factors which we think you should consider in reading OVLG’s financials.  However, they should not be considered to the exclusion of the other factors in the financial statements or elsewhere in this Annual Report, since this entire document should be read as a whole.

Inventory Valuation

The inventories in our United Kingdom, France and Swiss stores are accounted for under the lower of cost or market method, with cost determined using the average cost method. Inventory valuation is impacted by the estimation of slow moving goods, shrinkage and markdowns.

Leasehold Premium and Key Money

We continually evaluate whether events and changes in circumstances warrant revised estimates of the useful lives or recognition of an impairment loss for intangible assets. Future adverse changes in market and legal conditions, or poor operating results of underlying assets could result in losses or an inability to recover the carrying value of the intangible asset, thereby possibly requiring an impairment charge in the future. We make investments through our international subsidiaries in intangible assets upon the opening and acquisition of many of our store locations in Europe. These other intangible assets, which are subject to amortization, and are amortized over the useful lives of the respective leases, not to exceed 5 years. We evaluate the market value of these assets periodically and record the impairment charge when we believe the asset has experienced a decline in value that is other than temporary.

Functional currency

Ovale’s operations are located in Switzerland, France, and England. Ovale operates in Swiss Francs (CHF). For reporting purposes, assets and liabilities are translated into US Dollars (US$) at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated into US Dollars at the weighted average exchange rates for the period. The net effect of exchange rates movements resulting from re-measurement into US Dollars is reported in a separate account within stockholders equity.  The net effect of exchange rates in our general operations is covered in “ Effect of Currency Fluctuations”

Cash and cash equivalents

From time to time, Ovale has cash which it invests in money market instruments. Ovale considers all highly liquid investments with original maturity of three months or less, when purchased, to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values.

Concentration of credit risk

Ovale sells its products through its retail outlets principally to customers for cash. Financial instruments that potentially expose Ovale to concentration of credit risk consist primarily of cash deposits and accounts receivable. The Company places its cash deposits with high-credit quality financial institutions. Accounts receivable represents sales to independent retail stores with corner shops operated under Ovale’s label. At the moment these stores are limited in numbers and Ovale does not have a material receivable against any of them. Ovale’s allowance for bad debts, returns and allowances was US$ 0 for each reporting date. Ovale believes no significant concentration of credit risk exists with respect to these cash deposits and accounts receivable.

Valuation of long-lived assets

We evaluate the carrying value of long-lived assets whenever events or changes in circumstances indicate that a potential impairment has occurred. A potential impairment has ocurred if the projected future undiscounted cash flows are less than the carrying value of the assets. The estimate of cash flows includes management's assumptions of cash inflows and outflows directely resulting from the use of the asset  in operations. When a potential impairment has occurred, an impairment charge is recorded if the carrying value of the long-lived asset exceeds its fair value. Fair value is measured based on a projected discounted cash flow model using a discount rate we feel is commensurate with the risk inherent in our business. Our impairment analyses contain estimates due to the inherently judgmental nature of forecasting long-term estimated cash flows and determining the ultimate useful lives of assets. Actual results may differ, which could materially impact our impairment assessment.

	Total
	2007	2006
Long-lived assets-net	$947,126	$776,323

Revenue recognition

Sales are recognized at the point of sale, which occurs when merchandise is sold over-the-counter in consumer transaction or, through wholesale channels to the boutique locations, upon shipment of merchandise, when title passes to the customer. Allowances for estimated uncollectible accounts, discounts, returns and allowances are provided when sales are recorded.

Shipping and handling

Shipping and handling costs when incurred (deliveries to independent corner shops) are included in cost of goods sold.

Income taxes

We are subject to income taxes in many jurisdictions, including the US, individual states and localities and abroad. We must first determine which revenues and expenses should be included in each taxing jurisdiction. This process involves the estimation of our actual current tax exposure, together with the assessment of temporary differences resulting from differing treatment of income or expense items for tax and accounting purposes. We establish deferred tax assets and liabilities as a result of these temporary differences. We have established a valuation allowance against our deferred tax assets, which also materially affects our effective tax rate. We establish tax reserves in our consolidated financial statements based on our estimation of current tax exposures.

Income tax expense also reflects our best estimate and assumtions regarding, among other things, the level of future taxable income, interpretation of tax laws, and tax planning. Future changes in tax laws, changes in projected levels of taxable income and tax planning could affect the effective tax rate and tax balances recorded by us.

On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Although management believes that the estimates discussed above are reasonable and the related calculations conform to generally accepted accounting principles, actual results could differ from these estimates, and such differences could be material.

Basic and diluted earnings per share

Basic earnings (loss) per share (“EPS”) is computed based on the weighted average number of common shares outstanding for the period. Diluted EPS gives effect to all dilutive potential shares outstanding (i.e., options and warrants) during the period.

Results of Operations

The following is a comparison and commentary on certain items in the financial statements of Ovale for the fiscal years ended December 31, 2007 and 2006.

The following should be read in conjunction with our consolidated financial statements and the related notes. The following table sets forth, as a percentage of sales, certain items appearing in our consolidated statements of operations.

OVALE  GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	2007		2006		Change 2006 to 2007
	Amount	Percent	Amount	Percent	Amount	Percent

Sales	$1,566,191	100%	$967,306	100%	$598,885	62%
Cost of goods sold	606,101	39%	413,756	43%	192,345	46%

Gross profit	960,090	61%	553,550	57%	406,540	73%

Operating expenses:
Salaries	707,935	45%	564,137	58%	143,798	25%
General Administrative	889,565	57%	721,939	75%	167,626	23%
Marketing	452,272	29%	270,955	28%	181,317	67%
Professional fees	23,160	1%	123,447	13%	(100,287)	(81)%

Total operating expenses	2,072,932	132%	1,680,478	174%	392,454	23%

Loss from operations	(1,112,842)	(71)%	(1,126,928)	(117)%	14,086	(1)%

Other income (expense)
Interest income	382	0%	-0-	0%	382	-0-%
Interest expense	(109,392)	(7)%	(50,250)	(5)%	(59,142)	(121)%
Foreign exchange	(64,436)	(4)%	(27,959)	(3)%	(36,477)	(130)%
Other	21,013	1%	4,477	0%	16,536	369%

Total other expenses, net	(152,433)	(10)%	(73,732)	(8)%	(78,701)	(107)%

Loss	$(1,265,275)	(81)%	$(1,200,660)	(124)%	$(64,615)	(5)%

Net sales

Our fiscal 2007 sales increased $598,866, or 62%, compared to fiscal 2006. This increase can be attributed to increased market exposure in Paris and the completion of the first full operating cycle for the Zurich location  The sales in the two Paris locations increase by $447,676 or 50%  from fiscal 2006 to 2007.  The London retail location on Sloane Street did not contribute significantly to sales (2% of total sales) during the fiscal year ended December 31, 2007 as it was not opened until December 12th.  We expect that the contribution of the London location to total net sales will dramatically increase in its first full operating cycle as has been the pattern with all other stores.

Cost of goods sold

Cost of goods sold increased by $192,345 (46%) from $413,756 in fiscal 2006 to $606,101, in fiscal 2007.  The increase in cost of goods sold can be attributed to the increased inventory turnover in the Paris stores and attributed to the first full year of operation in the Zurich store.   The cost of goods sold as a percentage of sales decreased from 43% to 39%.

Gross profit

Our fiscal 2007 gross profit increased by $406,540, or 73%, from $553,550 in fiscal 2006 to $960,090 in fiscal 2007.  This increase reflects the 64% increase in net sales as compared to only a 46% rise in cost of goods sold.  Our gross profit as a percentage of sales increased from 62% in 2006 to 61% in 2007.  The reason for this increase is increased cost efficiencies associated with obtaining inventory for resale from manufacturers in China and because of increased turnover of higher margin products in the Swiss market bearing the Ovale brand.

Ovale’s business is sensitive to many factors that may have a negative impact on its sales and profitability. Those factors include, and are not limited to, overall economic conditions, changes in fashion trends and consumer preferences. Most of these factors are beyond Ovale’s control. Ovale believes that part of its success depends on its capacity to anticipate and react accordingly to variations of some of these factors. However, there can be no assurance that Ovale will be able to anticipate, gauge and respond with a timely and appropriate manner to the above variations.  Please see “Certain Risk Factors Which May Affect Ovale's Future Performance”

Ovale intends to continue launching new products and new stores on a regular basis while staying focused on its chosen market, namely fashion products for infants, zero to twelve months of age. During fiscal 2007, Ovale continued to purchase a greater proportion of its products in China.  The management of Ovale expects the further implementation of this purchasing policy will yield substantially higher gross margins.

Operating expenses

In fiscal 2007, operating expenses increased by $392,454 from $1,680,478 in 2006 to $2,072,932 in 2007 or 25%.  As a percentage of sales, operating expenses decreased by 42% in fiscal 2007 compared with fiscal 2006.  The main components of Ovale’s operating expenses are as follow:

Salaries in fiscal 2007 increased by $143,798 from $564,137 in 2006 to $2,707,935, or 23%.  The increase in salaries is due to the staffing related to the two new stores opened in 2006 completing their first full operating cycle and an increase is salaries related to artistic design.  However, Ovale managed to decrease salaries as a percentage of sales by 6.9%, from 58% to 45%, in fiscal 2007 compared with fiscal 2006.  This decrease is due, in part, to the optimal utilization of employees and in part to present ability of management to coordinate administrative and operational activities without the need of additional personnel.

General administrative expenses increased by $167,626, from $721,939 in 2006 to $889,565 in 2007, or 23%. This increase is primarily due to the occupancy costs of the addition of two new stores completing their first full operating cycle. As a percentage of sales, this increase translates into a decrease of 18%, from 75% in 2006 to 57% in 2007.  This decrease is due to continued efforts by management to increase organizational efficiency.  With additional store openings, management expects escalation of sales and occupancy costs while other expenses will increase minimally.

Marketing expenses increased $181,317, from $270,955 in 2006 to $452,272 in 2007, or 67%.  As a percentage of sales, marketing expenses increased slightly by 1%, from 28% in 2006 to  29% in fiscal 2007.   Marketing expenses were kept flat as the marketing strategy of the company focuses on celebrity driven publicity and is intended to promote the brand as a whole, not the stores specifically.  Management expects this strategy to successfully continue with the opening of additional stores and therefore expects marketing expense to increase as a percentage of sales.

Professional fees decreased by $100,287, from $123,447 in 2006 to $23,160 in 2007 or (81)%.  The professional fees for 2007 were $50,266.  We renegotiated the unpaid audit and legal fees for the prior years and obtained a credit of $27,106.  The reduction in professional fees is in part due to this credit and in part due to reduction in fees paid to auditors, attorneys and external advisors in relation the pending merger of Ovale with Orion Diversified Technologies Inc.

Operating expenses are high when compared to the sales of Ovale.  It is important to note that Ovale’ management intends to develop a recognizable luxury brand, in addition to the operation of its stores, Ovale has built an infrastructure to further the establishment of the Ovale brand.  This infrastructure is meant to develop the line of products sold at the retail stores and to support a greater number of stores without additional substantial investment in the infrastructure.  Management believes that when a critical mass of stores is present, Ovale’s corporate infrastructure related costs will be in line with the industry.  The critical mass of stores is estimated at six to eight stores depending on the average revenues that each new store will achieve.

SEGMENT INFORMATION

	2007				2006
	Swiss	France	UK	Total	Swiss	France	Total
Sales	$604,089	$1,098,269	$25,382	$1,727,740	$402,967	$650,593	$1,053,560
Cost of goods sold	246,357	465,254	8,840	720,451	195,965	278,464	474,429

Gross profit	357,732	633,015	16,542	1,007,289	207,002	372,129	579,131
Operating expenses	1,252,334	882,289	69,725	2,204,348	1,107,832	738,758	1,846,590

Loss for the year	$(894,602)	$(249,274)	$(53,183)	$(1,197,059)	$(900,830)	$(366,629)	$(1,267,459)

Assets
Equipment and leasehold improvements	$333,048	$415,703	$198,375	$947,126	$347,403	$428,920	$776,323
Deposits and	-	61,011	74,512	135,523	-	51,268	51,268

Leasehold rights	120,345	401,824	765,234	1,287,403	120,345	401,824	522,169

Total assets	$1,064,300	$1,419,584	$1,146,093	$3,629,977	$820,157	$1,256,354	$2,076,512

Income (loss) before taxes

As a result of the items discussed above, Ovale’s losses have increase $64,615, or 5%, from $1,200,660 in 2006 to $1,265,275 in 2007.

Financial Conditions and Liquidity

	December 31,		December 31,
	2007	2006	2007	2006
ASSETS
Current assets
Cash	$309,827	$152,795	8%	7%
Accounts receivable	82,773	58,046	2%	3%
Other receivables	164,795	30,889	4%	1%
Inventory	798,540	527,238	21%	25%
Prepaid expenses	39,607	9,052	1%	0%

Total current assets	1,395,542	778,020	38%	376%

Property, plant, and equipment, net	947,126	776,323	25%	36%
Deposits	135,523	51,268	4%	2%
Leasehold premium and key money	1,238,809	522,169	33%	25%

Total assets	$3,717,000	$2,127,780	100.0%	100.0%

Current liabilities
Bank line of credit	$1,317,812	$1,217,492	35%	57%
Accounts payable and accrued exp.	889,074	208,013	27%	10%
Other Payables	100,300	807,414	12%	38%
Loan from shareholder	5,665,004	2,972,919	152%	140%

Total current liabilities	7,981,190	5,205,838	217%	245%

Shareholder's equity
Common stock	1,207,193	687,310	32%	32%
Accumulated deficit	(4,842,475)	(3,577,200)	(133)%	(168)%
Accumulated other comprehensive loss	(628,908)	(188,168)	(17)%	(9)%

Total stockholders deficit	(4,264,490)	(3,078,058)	(117)%	(145)%

Total liabilities and stockholders’ deficit	$3,717,000	$2,127,780	100.0%	100.0%

Ovale's current liabilities as of December 31, 2007 were $7,981,190, as compared to $5,205,838 December 31, 2006.   The current liabilities increased by $2,775,352 or 53% as of December 31, 2007 from December 31, 2006.  The primary reason for the increase is the additional loans from shareholders and related parties to satisfy costs related to establishing the operations of the two stores opened in the previous fiscal year as well as costs related to acquiring assets for the store launced in England during the last fiscal year.

The Company’s net working capital deficit was $6,585,648 and $4,427,818 as of December 31, 2007 and December 31, 2006, respectively.  This decrease was primarily because of the negative cash flows from operation and dependence on short term loans from shareholders to finance the expenditures.

Ovale’s consummation of merger with Orion is crucial for its strategy of accessing new financing sources, rapidly establishing new stores internationally, increasing the volume of sales and gross profit margin and creating a profitable operation by spreading its fixed costs over larger volume of sales.

ITEM 7. FINANCIAL STATEMENTS

Financial statements meeting the requirements of Item 310 of Regulation S-B, for the fiscal year ending December 31, 2006 were audited by Bloom & Co. LLP and for the fiscal year ending December 31, 2007 were audited by Tabriztchi  & Co., CPA, P.C. (formerly Bloom & Co. LLP)..

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A. DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2007 was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer (“the Certifying Officers”). Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

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

 (b) Changes in internal controls

There was no change to the Company’s internal control over financial reporting during the year ended December 31, 2007 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information

There was no information to be disclosed on Form 8K that was not reported.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE 34 Act

(a) Identify Directors and Executive Officers.

The following table sets forth: (1) names and ages of all persons who presently are directors of OVLG; (2) all positions and offices with OVLG held by each such person; (3) the term or office of each person named as a director; and 4) any period during which he has served as such.  Normally directors are elected for a term of one year.  However, they remain directors until their successors are elected and qualify. Officers serve at the pleasure of the board.

Name	Duration and Date of Expiration of Present Term	Position and Office	Age and Date became Director
Vladimir Fabert	One year	President, CEO, CFO	38
	Next Annual	And Director	04-04-08
Gilles Neveu	One year	Vice President, Chief	39
	Next Annual	Design Officer, and Director	04-04-08
Meeting
Irwin Pearl	One year Next Annual Meeting	Director	66 11/30/01
Martin Mushkin	At the pleasure Of the Board	Secretary	76 04-04-08

There is no understanding or arrangement between any directors or any other person or persons pursuant to which such individual, was or is to be, selected as a director or nominee of OVLG

(b) Business Experience

 Vladimir Fabert , along with Gilles Neveu, is a founder of Ovale, S.A.  From 1999 until the founding of Ovale in 2002, Mr. Fabert served as the Chief Executive Officer and a director of Vusix S.A., a Geneva, Switzerland developer of video, broadcast, broadband and multimedia computer software. From 1995 until he became employed by Ovale in 2002, Mr. Fabert served as the Managing Director and European Financial Manager at the Paris, France European Headquarters of Atwood Richards, Inc., an international barter company with operations in 29 countries. In 1994, Mr. Fabert served as the General Manager and a director of Marilee S.A., a Paris, and France manufacturer of decorative luxury products. In 1993, Mr. Fabert was in active military service in France as an officer with the 9eme Régiment Aeromobile. From 1990 to 1993, Mr. Fabert served as the General Manager for International Business Strategy Consulting Group, a privately owned business consulting firm in Paris, France. Mr. Fabert received a bachelor degree in business from Le Rosey Institute in Geneva, Switzerland in 1989. Subsequently, and during 1989 and 1990, Mr. Fabert attended International Laws classes at University of Paris (Assas-Pantheon), Paris, France. During 1990 to 1992, Mr. Fabert attended Business Administration classes at A.U.P. American University of Paris in Paris, France. Similarly, and during 1992 and 1993, Mr. Fabert attended Business Administration classes at U.S.E., University of Southern Europe in Monaco. Mr. Fabert is fluent in French, English, Romanian, Italian and German.

Gilles Neveu  along with Vladimir Fabert, is a founder of Ovale. From 1997 until the founding of Ovale in  2002. Mr. Neveu was the President and Chief Executive Officer of L'Angelot, a privately owned French company engaged in the design, contract manufacture and retail sale of high quality, high-end, designer gifts and clothing for newborns up to 12 months including gold and silver decorations, christening cups, silverware, toys, clothes, footwear, sheets and pillows. From 1988 to 1991, Mr. Neveu was employed by the House of Dior where he was in charge of jewelry creation under the supervision of the established designer Gianfranco Ferre. Prior thereto commencing in 1986 Mr. Neveu served as a freelance designer for Swiss watchmakers Vacheron Constantin. Mr. Neveu received a BTS degree in fashion design from the ESMOD design academy, Paris, France in 1987.

Irwin Pearl was  Orion’s President, CEO and CFO from November  2001 to the consummation of the Share Exchange.  Since 2001 he has been a principal of Tobo Marketing Group, a company that sources products for the direct response TV industry. Since 2005 he has also been a marketing consultant for Magniflex, Italy's largest mattress manufacturer, regarding the introduction of its products to the U.S. market. From 1998 to 2001 he was the Vice President for Marketing both E-Global Communications and E-Global Net. These companies market direct TV products into Latin America and other countries.

Martin Mushkin, was admitted to the practice of law in the State of New York in 1956.  He served as a Judge Advocate General officer in the U.S. Air Force for two years, was in private litigation practice in New York, New York for two years, and was a Senior Trial Attorney for the US Securities and Exchange Commission for four year.  He has been in private practice since 1964.  He received his B.B.A. degree from the University of Wisconsin and his law degree from Harvard Law School. He is US counsel to the company.

(c)  Compliance with Section 16(a) of the Exchange

 Section 16(a) of the Securities Exchange Act of 1934 requires Orion’s directors and executive officers, and persons who own more than ten percent of Orion’s outstanding common shares to file with the Securities and Exchange Commission (the “SEC”)  initial reports of ownership and reports of changes in ownership of common shares. Such persons are required by the SEC regulations to furnish Orion with copies of all such reports they file. To Orion’s knowledge, based solely on a review of the copies of such reports furnished to Orion, all Section 16(a) filing requirements applicable to officers, directors and greater than ten percent beneficial owners are current.

(d)  Certain Information About OVLG’s Directors, Lack of Committees, Financial Experts

(i) Directorships of Other Public Companies Each Director of the Registrant has indicated to OVLG that he is not presently, nor has he been during the last five years, a director of any other registrant with a class of securities registered pursuant to Section 12 of the 34 Act or subject to the requirements of Section 15(d) of such act or any investment company registered under the Investment Company Act of 1940.

 (ii) Identification of Certain Significant Employees The Registrant does not presently employ any person as a significant employee who is not an  executive  officer  but  who  makes  or is  expected  to  make a significant contribution to the business of OVLG.

iii) Family Relationships No family relationship exists between any director or executive officers of OVLG.

(iv) Involvement in Certain Legal Proceedings No event listed in  Sub-paragraphs  (1) through (4) of Subparagraph  (d) of Item 401 of  Regulation  S-B,  has  occurred  with  respect to any present  executive officer or director of the  Registrant  or any nominee for  director  during the past five years which is material to an  evaluation  of the ability or integrity of such director or officer.

(e) Employment Agreements

Vladimir Fabert On January 1, 2003, Ovale entered into a written employment agreement with Vladimir Fabert as its Chief Executive Officer. In accordance with Swiss law the agreement is without duration. Mr. Fabert's salary is CHF 20,000 per month payable commencing with the generation of positive cash flow.  The agreement provides for confidentiality and non-compete protection for Ovale. To date Mr. Fabert has been paid CHF7,500 per month.

Gilles Neveu On January 1, 2002, Ovale entered into a written two year renewable personal service agreement with Gilles Neveu. The contract was continued by the tacit consent and conduct of the parties.  It was formally amended as January 10, 2008 for an indeterminate term, but subject to certain rights of each party to termination on notice.  At present, Mr. Neveu is paid  €10,400 per month.  In addition to the customary confidentiality and non-compete protection to Ovale, the agreement grants to Ovale title to all products designed by Mr. Neveu for Ovale, during the term of the agreement.  Mr. Neveu is free to design merchandise for other clientele, such as adults, so long as those products do not compete with those of Ovale.

(f) Lack of Committees of the Board or Financial Experts

OVLG has no standing audit, nominating,  or compensation committees.

Nominating Committee     OVLG’s Board of Directors consists of three individuals., two of whom, Vladimir Fabert and Gilles Neveu are executive officers of OVLG and both of whom are controlling persons  Neither  may be deemed independent.   OVLG is not a listed company and there is no legal requirement that it have a nominating committee.  OVLG does not have a formal policy in regard to nominations, but the Board would consider any person as a nominee whose name is submitted in writing at its corporate address or the offices of Ovale, S.A. in Geneva Switzerland,  at least 120 days before a meeting at which directors are to be elected.  However, the three Board members see no reason to expand the Board.  Since a nominating committee would only be comprised of the three directors they think that a formal nominating committee is impractical and inappropriate for this tiny company.

Audit Committee         OVLG is not a "listed company" under SEC rules and is therefore not required to have an audit committee comprised of independent directors. Responsibility for OVLG's  operations is centralized within management.  It relies on the assistance of others, to help it with the preparation of its financial information. OVLG does not currently have an audit committee, however, for certain purposes of the rules and regulations of the SEC, the Company's board of directors is deemed to be its audit committee.

Audit Committee Financial Expert     OVLG's board of directors has determined that its members do not include a person who is an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. The board of directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the board of directors believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have. Nor does OVLG believe it could attract someone to serve as the Audit Committee Financial Expert since it does not have the wherewithal to pay such a person.

Lack of Compensation Committee and No Standard or Individual Compensation Package   There is no compensation committee and no standard or individual compensation package for any of OVLG's directors or for its director-nominees.

(g) Code of Ethics

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

OVLG adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.   A copy of the code is an exhibit to this 10-KSB.  A copy will be supplied to any person, without charge, upon request.  Such a request may be written to the company at its place of business in the United States, to its post office box listed herein or made to the office of Ovale, S.A. in Geneva, Switzerland.

ITEM 10. EXECUTIVE COMPENSATION.

(a) General

  During the three fiscal years ended December 31, 2007, no compensation was paid to, accrued or set aside for any executive officer or director of OVLG, except that in December, 2007, 100,000 shares were issued to Irwin Pearl for past services.

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
 _________________

(c)  Option/SAR Grant Table.  During the fiscal year ended December 31, 2007, OVLG made no grants of stock options or freestanding SAR's.

(d) Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table.  No stock options or freestanding SAR's are issued or outstanding.  Accordingly,  during the fiscal year ended  December 31, 2007, no stock options or freestanding SAR's were exercised.

 (e) Long-Term Incentive Plan ("LTIP") Awards Table. During the fiscal year ended December 31, 2007, OVLG made no LTIP awards.

(f)  Compensation of Directors .   During the fiscal year ended December 31, 2007, no director of OVLG received any compensation, whether pursuant to any standard or other arrangement or otherwise, except that Irwin Pearl was issued 100,000 shares for past services.

Long-Term Incentive Plan

On April 3, 2008, the Board established a long term incentive plan.  The plan is subject to ratification by the shareholders within one year of its adoption.  Long-term incentives are provided through equity awards, which reward executives, other employees, and consultants through the growth in value of our stock. The Board believes that equity ownership of such people provides an incentive for them to build shareholder value and serves to align the interests of employees with those of OVLG’s shareholders. Grants of stock options and stock-based awards to such people are based upon each such person’s relative position, responsibilities and contributions to the company, with primary weight given to the individual’s relative rank and responsibilities. Stock options are generally granted at an exercise price equal to the market price of OVLG’s common stock on the date of grant and will provide value only to the extent that the price of OVLG’s common stock increases over the exercise price.    No awards have been granted to date.

(g) Employment Contracts and Termination of Employment, and Change-in-Control Arrangements   As described in ITEM 12,  Mr. Fabert and Mr. Neveu have employment contracts with Ovale, S.A. predating the change in control., and the Law Office of Martin Mushkin, LLC has a contract with the company.

(h) Report on Repricing of Options/SAR's. No stock options or freestanding SAR's are issued or outstanding.  Accordingly, and during the fiscal year ended December 31, 2007, no stock options or freestanding SAR's were repriced.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owner. The information is furnished as of  April 12, 2008, as to the number of 16,086,532 shares of OVLG's shares outstanding, owned beneficially, or known by OVLG to own beneficially, more than 5% of its only outstanding security:

Name and Address of Beneficial	Amount and Nature of Beneficial		Percentage of
Owner	Ownership		Class
Vladimir Fabert
1, Chemin de la Savonniere
Collonge-Bellerive
Switzerland	3,085,875	(1)	19.2%

Gilles Neveu	2,800,000		17.4%
36 Boulevard Helvetique
1207 Geneva, Switzerland

Richard Von Tscharner	825,469		5.1%
87 Route de Suisse,
1296 Coppet, Switzerland

(1)   Does not include an aggregate of 720,000 shares of OVLG's Common Stock owned of record by Alexandre Fabert, the wife of Vladimir Fabert who is not otherwise affiliated with Ovale as an executive officer or director.  Mr. Fabert disclaims beneficial ownership of the shares of OVLG's Common Stock individually owned by his wife.

(b)  Security Ownership of Management.  The  information is furnished as of April 12, 2008, as to the number of shares of OVLG's Common Stock, no par value per share owned  beneficially  by each  executive  officer  and director of the  Registrant  and by all  executive officers and  directors as a group:

Name and Address		Amount and Nature of
of Beneficial		Beneficial		Percentage of
Owner	Position	Ownership		Class

Vladimir Fabert	President, Treasurer,	3,085,875	(1)	19.2%
1, Chemin de la Savonniere	CEO, CFO and
Collonge-Bellerive	Director
Switzerland

Gilles Neveu	Vice President,	2,800,000		17.4%
36 Boulevard Helvetique	Chief Designer, and
1207 Geneva, Switzerland	Director

Irwin Pearl	Director	100,000		less than .01%
25 Nantwick St.
Lido Beach, NY 11561

Martin Mushkin	Secretary	0		0%
30 Oak St.
Stamford, CT 06905

All Officers And Directors
as a Group of four persons		5,985,875	(1)	37.2%
__________________

(1) Does not include an aggregate of 720,000 shares of OVLG's Common Stock owned of record by Alexandra Fabert, the wife of Vladimir Fabert who is not otherwise affiliated with Ovale as an executive officer or director.  Mr. Fabert disclaims beneficial ownership of the shares of OVLG's Common Stock individually owned by his wife.

(c) Changes in Control.   As described in ITEM I DESCRIPTION OF BUSINESS – Recent Developments, control of the company effectively changed to the controlling shareholders of Ovale, S.A. shortly after the meeting of shareholders and the joint meeting of the board of directors held on December 18, 2008.  However the formalities of the closing of the Exchange Agreement were not completed until April 3, 2008.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Vladimir Fabert     Mr. Fabert is one of the Five Original Investors in Ovale, S.A. As part of the Second Closing of the Share Exchange which was completed on April 3, 2008, Mr. Fabert received 1,949,571 of the 3,085,875 shares of OVLG now held by him. The 3,085,875 shares represent 19.2% of the common stock of OVLG. His employment agreement with Ovale, described below, will continue.  Mr. Fabert’s wife, Alexandra Fabert  is the owner of record of 720,000 shares of OVLG. Mr. Fabert denies beneficial ownership of Mrs. Fabert’s shares, and she denies beneficial ownership in the shares owned by Mr. Fabert.  See “Securities Ownership of Certain Beneficial Owners of OVLG and of its Officers” and “Change of Control”

From time to time, Mr. Fabert has loaned Ovale, S.A. funds.  As of December 31, 2007 the sum outstanding was $5,665,004. Under Swiss law, a loan from an officer or controlling shareholder of a Societe Anonyme (S.A.) may not bear interest.  The loans are on open account and payable on demand.

Gilles Neveu      Mr. Neveu is one of the Five Original Investors in Ovale, S.A.  As part of the Second Closing of the Share Exchange which was completed on April 3, 2008, Mr. Neveu received  his 2,800,000 shares.  The 2,800,000 shares represent 17.7% of the common stock of OVLG. His employment agreement with Ovale, S.A. described below, will continue.    See “Securities Ownership of Certain Beneficial Owners of Ovale  and of its Officers” and “Change of Control”

Irwin Pearl     In December 2007, Mr. Pearl was issued 100,000 shares for his past services.

Martin Mushkin    Mr. Mushkin is the principal of Law Office of Martin Mushkin, LLC.  His firm has been engaged by OVLG to perform legal services in regard to US law.  Its contract provides that for a period  of one year commencing September, 2007, it is to be paid $72,000 in monthly payments of $6,000 each and a payment of $62,000 on or before December 24, 2008 for past services.  In addition an evaluation of the time expended by the firm since September, 2007, is to take place at about September 2008 with a view to adjusting the payment to the firm for services during the contract term in accordance with the time expended.  The contract automatically renews itself unless terminated. In accordance with US law practice, the contract may be terminated by either party on reasonable notice but past obligations must be honored.

Transactions with Other Affiliates - the Three Remaining of the Five Original Ovale Investors.     The three remaining Five Original Ovale Investors were Gholamreza Shahbazi, Synergy Assets Management, Ltd and Atlantic International Capital Holdings, Ltd.  At the second closing of the Share Exchange, which was completed as of April 3, 2008, 697,920 shares were issued in the name of Gholamreza Shahbazi, 620,373 shares were issued to Synergy and 620,373 were issued in the name of Atlantic International.   Synergy is a holding company of which Majid El Sohl is a principal.  Gholamreza Shahbazi, died in August 2006.  Prior to his death, Mr. Shahbazi assigned his interests in 697,000 of the shares to certain unaffiliated parties, including Parthian Securities, S.A.  Mr. Shahbazi was the principal of Parthian. The Estate of Mr.  Shahbazi and Parthian are in receivership. Application has been to the Office des Faillites, the Swiss office managing those estates, for permission to deliver the noted Shahbazi shares to the assignees.

Except for the foregoing, OVLG has not been advised, nor does it have any reason to believe that during the fiscal year ended  December 31, 2007, any officer, director or relative or spouse of the foregoing persons or any relative of such person who has the same home as such person, or is or was a director or other officer of any parent of OVLG or any shareholder known by OVLG to own of record or beneficially more than five (5%) percent of OVLG's Common Stock, had a direct or indirect material interest in any transaction or presently proposed transaction to which OVLG or any of its parents was or is a party.

(c) Parents.   Vladimir Fabert, and Gilles Neveu, executive officers and directors of Ovale, may be deemed to be a parents of OVLG.

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

         3.(ii)    By-laws

10.1     Employment contract with Vladimir Fabert dated 2004.

10.2(i)  Contract with Gilles Neveu dated 2002

10.2(ii) Amendment to contract with Gilles Neveu dated January 2008.

14 .      Code of ethics incorporated by reference to Exhibit 14 to Form 8-K filed on April 8, 2008 under the name Orion Diversified Technologies, Inc.

         31.1    Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

         32.2    Certifications pursuant to Section 906 of the Sarbanes-Oxley act of 2003

          99(i)   2008 Long Term Incentive Plan

(b) Reports on Form 8K:  During the last quarter of the fiscal year ended December 31, 2007, OVLG filed one Form 8-K Current Report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for fiscal years ended December 31, 2007 by Tabriztchi & Co. and 2006 by Bloom & Co., LLP, OVLG's auditors:

	2007	2006
Audit Fees (1)	$70,895	$29,050
Audit Related Fees	--	--
Tax Fees	850	--

Total Fees paid to Auditor	$71,745	$29,050

(1)  The aggregate fees included in Audit Fees are fees billed for the fiscal year. The aggregate fees included in each of the other categories are fees billed in the fiscal year.

Audit Fees. The audit fees for fiscal 2007 include fees for professional services rendered for the audit of the Company's consolidcated financial statements, review of the interim consolidated financial statements included in quarterly reports, and services that generally only the independent registered public accounting firm can reasonably provide, such as statutory audits, consents and assistance with and review of documents filed with the SEC. The audit fees for fiscal 2006 included fees for the audit of the 2006 annual financial statements, consultation concerning financial accounting and reporting standards, review of 2006 quarterly financial statements as well as services normally provided in connection with statutory and regulatory filings or engagements, comfort letters, consents and assistance with and review of company documents filed with the SEC.

Tax Fees. Tax fees for fiscal 2007 and 2006 include fees for services related to tax compliance, and tax planning and advice including tax assistance with tax audits. These services include assistance regarding federal and state tax compliance and advice, review of tax returns, and federal and state tax planning.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Long Beach, State of New York, on May 9, 2008

Ovale Group, Inc.
BY:/s/Vladimir Fabert
Vladimir Fabert, President

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in their capacities and on the dates indicated have signed this report below.

/s/Vladimir Fabert, Director
Dated: May 9, 2008
Geneva, Switzerland

/s/Gilles Neveu
Gilles Neveu, Director
Dated: May 9, 2008
Paris, France

/s/Irwin Pearl
Irwin Pearl
Dated: May 9, 2008
Long Beach, NY

ITEM 7. FINANCIAL STATEMENTS

Member of AICPA       Registered with  PCAOB
Tabriztchi & Co ., cpa, p.c.
certified public accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Ovale Group, Inc.

We have audited the accompanying consolidated balance sheet of Ovale Group, Inc. (the "Company") (Formerly Orion Diversified Technologies, Inc.) as of December 31, 2007 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ovale Group, Inc. as of December 31, 2007 and the consolidated results of its operations and its consolidated cash flows for the years ended December 31, 2007 and December 31, 2006, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company has incurred net losses, had negative cash flows from operations and needs to raise additional capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Tabriztchi & Co., CPA, P.C.
Garden City, New York
May 6, 2008

7 Twelfth Street   Garden City, NY   11530   ♦ Tel: 516-746-4200 ♦ Fax: 516-746-7900

Email:Info@Tabrizcpa.com ♦ www.Tabrizcpa.com

OVALE GROUP, INC.
(FORMERLY ORION DIVERSIFIED TECHNOLOGIES, INC.) CONSOLIDATED BALANCE SHEET DECEMBER 31, 2007

ASSETS

Current assets
Cash and cash equivalents	$309 ,827
Accounts receivable	82,773
Other receivables	164,795
Merchandise inventory	798,540
Prepaid expenses	39,607

Total current assets	1,395,542

Property, plant, and equipment, net	947,126

Deposits	135,523
Leasehold premium and key money	1,238,809

Total assets	$3,717,000

Current liabilities
Bank line of credit	$1,317,812
Accounts payable and accrued expenses	898,074
Loans and interest payable	100,300
Loan from shareholder	5,665,004

Total current liabilities	7,981,190

Shareholder's deficit
Preferred stock, 2,000,000 shares authorized none issued Common stock, no par value, 18,000,000 shares authorized 10,071,532 issued and outstanding	1,207,193

Accumulated deficit	(4,842,475)
Accumulated other comprehensive loss	(628,908)

Total shareholders’ deficit	(4,264,190)

Total liabilities and stockholder’s deficit	$3,717,000

The notes to the financial statements are an integral part of this statement.

OVALE GROUP, INC. (FORMERLY ORION DIVERSIFIED TECHNOLOGIES, INC.)
CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

Net Sales	$1,566,191	$967,306
Cost of goods sold	606,101	413,756

Gross profit	960,090	553, 550

Operating expenses:
Salaries	707,935	564,137
General Administrative	889,565	721,939
Marketing	452,272	270,955
Professional fees	23,160	123,447

Total operating expenses	2,072,932	1,680,478

Loss from operations	(1,112,842)	(1,126,928)

Other income (expense)
Interest income	382	(871)
Interest expense	(109,392)	(49,379)
Loss on foreign currency transactions	(64,436)	(27,959)
Other	21,013	4,477

Total other income (expense)	(152,433)	(73,732)

Loss	$(1,265,275)	$(1,200,660)

Basic and diluted loss per share	$(0.21)	$(0.20)

Weighted average shares outstanding	6,048,575	5,900,000

The notes to the financial statements are an integral part of this statement.

OVALE GROUP, INC. (FORMERLY ORION DIVERSIFIED TECHNOLOGIES, INC.)
CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Cash flow from operating activities
Net loss	$(1,265,275)	$(1,200,660)

Adjustment to reconcile net loss to net cash provided (used) in operating activities:
Depreciation	231,903	121,251

Changes in operating assets and liabilities:
Inventory	(271,302)	(285,539)
Prepaid expenses	(30,555)	(6,284)
Accounts receivable	(24,727)	(40,259)
Other receivable	(133,906)	18,313
Accounts payable	381,313	35,966
Other liabilities	(362,885)	411,212

Cash used in operating activities	(1,475,434)	(946,000)

Cash Flow from investing activities

Leasehold improvements and equipment	(354,112)	(554,655)
Deposits	(84,255)	(27,196)
Acquisition of leasehold premium and key money	(765,234)	(120,345)

Cash used in investing activities	(1,203,601)	(702,196)

Cash Flow from financing activities

Bank line of credit	100,320	1,082,739
Shareholders loan	3,235,855	553,857
Related party loan	(59,368)	1,738

Cash provided by financing activities	3,276,807	1,638,334
Effect of exchange rate on cash	(440,740)	(254,503)

Net change in cash	157,032	(264,365)
Cash and cash equivalent, beginning	152,795	417,160

Cash and cash equivalent, ending	$309,827	$152,795

The notes to the financial statements are an integral part of this statement.

OVALE GROUP, INC. (FORMERLY ORION DIVERSIFIED TECHNOLOGIES, INC.)
CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 (CONTINUED)

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS

2007

The recapitalization transaction eliminated $762,040 inter-company loans payable and increased the additional paid in capital, and accounts payable and loans payable by $519,883 and $242,157, respectively.  The transaction cost of $84, paid by the cash acquired in the transaction was charged to additional paid in capital.  All other professional fees associated with recapitalization were charged as expense.

2006

The Company received $30,000 in exchange for a note payable of $30,000 and 40,000 shares of common stock to be issued to the note holder. The 40,000 shares were valued at $14,000, or $0.35 per share market price at the date of agreement. Because the Company failed to pay the note on the due date, the Company is obligated to issue to the lender 10,000 shares of common stock for each month the Company fails to repay the loan commencing on the first day of the first month following the due date and continuing until the loan is repaid in full together with all the accrued interest.  As of December 31, 2007, the Company had not repaid the loan and was required to issue the shareholder 100,000 shares as a penalty.  The liability for issuance of shares was determined by estimating the cost of the shares to be issued at the market price of the Company stock at the first day of each month.

OVALE GROUP, INC. (FORMERLY ORION DIVERSIFIED TECHNOLOGIES, INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS DEFICIT
JANUARY 1, 2006 TO DECEMBER 31, 2007
					Accumulated
	Number of	Common	Additional Paid in	Accumulated	Other Comprehensive
	Shares	Stock	capital	Deficit	Income	Total
Balance at January 1, 2006	250	$687,310	$ --	$(2,376,540)	$ 66,335	$(1,622,895)
Loss for 2006	--	--	--	(1,200,660)	--	(1,200,660)
Foreign currency translation	--	--	--	--	(254,503)	(254,503)

Balance at December 31, 2006	250	687,310	--	(3,577,200)	(188,168)	(3,078,058)
Recapitalization (Note 2)	10,071,282	(687,310)	1,207,193	--	--	519,883
Loss for 2007	--	--	--	(1,265,275)	--	(1,265,275)
Foreign currency translation	--	--	--	--	(440 740)	(440,740)

Balance at December 31, 2007	10,071,532	$ --	$1,207,193	$(4,842,475)	$(628,908)	$(4,264,190)

The notes to the financial statement are an integral part of this statement.

OVALE GROUP, INC.
(FORMERLY ORION DIVERSIFIED TECHNOLOGIES, INC.)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BUSINESS

Ovale Group, Inc. (formerly known as Orion Diversified Technologies, Inc.) is the consolidated parent of three European subsidiaries engaged in the retail sale of luxury gifts and apparel for infants.

Orion Diversified Technologies, Inc. (Orion) was incorporated in New Jersey on May 6, 1959. Until 1986, Orion was engaged in the marketing and sale of a line of semiconductors, transistors, diodes, rectifiers and other ancillary electronic products.  Because of sustained operating losses, Orion discontinued this line of operation and filed a plan of reorganization (under Chapter 11) with the United States Bankruptcy Court for the Eastern District of New York, on April 30, 1990. The Company’s Plan of Reorganization was confirmed by the United States Bankruptcy Court for the Eastern District of New York on April 30, 1990 and consummated on June 2, 1992. After the reorganization, Orion’s management limited its activities to seeking to consummate a business combination with a privately owned company.

On June 2, 2003, Orion’s Board of Directors and the holders of a majority of the outstanding shares of Orion’s Common Stock unanimously approved a share exchange agreement between Ovale S.A. (Ovale) and all of its shareholders (2003 Agreement).  Ovale was incorporated in Geneva (Switzerland) on October 17, 2002 with its main office located at Boulevard Helvétique 36 - 1027 Geneva, Switzerland.  The company was authorized and issued 100 shares of Class A common stock, 1,000 CHF (i.e., Swiss Francs) par value, and 150 shares of Class B common stock, 5,000 CHF par value. The Class A shares were given Droit Superior which means they have preference rights on liquidation.

Ovale’s major activity is the design, manufacture, trade and direct sale of fashion products focusing on infants.  Ovale plans to operate numerous high end proprietary points of sales (POS) locations worldwide, starting in major European cities. Ovale’s strategy is to quickly achieve critical mass.  Corner shops may also be established in speciality stores and contracts made with maternity hospitals and the like.

On November 11, 2002, Vladimir Fabert, Gilles Neveu, Ghulamreza Shahbazi, Majid El Sohl, and Atlantic International Capital Holdings, Ltd. became the Five Original Ovale Investors when they invested an aggregate of CHF 50,000. They each received Class A shares in proportion to their anticipated involvement in the company. In June 2003 the same Five Original Ovale Investors also borrowed CHF 50,000 ($38,000) from Orion and invested in Ovale.

In April, 2003, Orion, through a private placement, generated gross proceeds of $306,202 and net proceeds of $281,688.  On May 23, 2003, Orion loaned $214,499 to Ovale to open its first store.  In July, 2003 an additional $38,080 was wired by Orion to Ovale. Mr. Fabert guaranteed repayment of this Advance to Orion.

Mr. Fabert, Ovale’s President and principal stockholder, contacted certain European investors personally known to him and entered into arrangements with them to provide funds to the new enterprise.  Mr. Fabert gave each investor his personal promissory note which provided that the funds loaned would either be returned or they would receive shares in a public company in the United States.  Ovale has recorded these loans from Mr. Fabert.  On September 6, 2003, through Mr. Fabert, investors invested CHF 750,000 ($570,000) in Class B shares of Ovale.

On September 15, 2004, Orion, and the holders of all of the outstanding capital stock of Ovale, entered into an agreement that amended, restated and replaced their 2003 Agreement (the “Share Exchange Agreement”).  Pursuant to the Share Exchange Agreement, Ovale shareholders agreed to tender to Orion all of the 100 issued and outstanding shares of Class A common stock, 1,000 CHF (i.e., Swiss Francs) par value, and all 150 issued and outstanding shares of Class B common stock, 5,000 CHF par value, of Ovale in exchange for an aggregate of 10,608,100 shares of common stock of the Company. In addition, the Class A shareholders of Ovale agreed to relinquish their  CHF 50,000 indebtedness to Orion as additional payment for their Class A shares and Mr. Fabert, who had loaned €700,000 ($543,770) to Ovale agreed to accept 1,166,900 shares of Orion’s common stock for each Euro lent to Ovale.

On November 8, 2004, Orion, Ovale and the shareholders of Ovale entered into an amendment (the “Amendment”) to the Share Exchange Agreement. Pursuant to the Amendment, the parties agreed to consummate the business combination in two closings.  At the Initial closing, which took place on November 19, 2004, Orion delivered 5,900,000 shares of its common stock, to Frederic Cottier, the designated Swiss escrow agent (Escrow Agent).  The escrow agent delivered 1,166,900 shares to Fabert in exchange for the assignment of Orion-Ovale loan to Orion and 2,063,559 shares to Ovale shareholders, in proportion to their interests in Ovale.  Upon the delivery of Ovale’s audited financial statements to Orion in November, 2005, the escrow agent delivered 1,949,541 of the remaining shares to Vladimir Fabert and 720,000 shares to Alexandra Fabert, his wife.  The release of these shares was recorded as addition to common stock and reduction in the additional paid in capital of $26,695.  The shareholders of Ovale delivered all issued and outstanding shares of Ovale to Ovale’s counsel until the second closing, and  €443,894, held in trust in Switzerland, was released to Ovale for use in its business. The Orion shares issued to Ovale shareholders were not allowed to vote but were included in the weighted average number of shares outstanding for purposes of calculating earnings per share. Finally, the Amendment provided that the Company’s Board of Directors remain intact until the second closing.

On December 18, 2007, Orion held a meeting of its shareholders pursuant to its final proxy statement which became effective on November 13, 2008.  At that meeting the shareholders voted in favor of the Exchange Agreement and the effective control of Orion was turned over to the shareholders of Ovale.

At the second closing to be held on April 3, 2008 (see Note 14), Orion delivered the remaining 5,875,000 shares of its common stock, to individual Ovale shareholders in exchange for all of the Ovale shares.  The shares were delivered to the five Class A Ovale shareholders as follows: Vladimir Fabert 1,136,334; Gilles Neveu, 2,800,000; Parthian (Gholamreza Shahbazi) 697,920; and Atlantic International Capital Holdings Ltd. 620,373. The transaction with Ovale was approved by two-thirds of Orion’s shareholders.

In accordance with the approval of the shareholders, Orion filed an amendment to its certificate of incorporation, on December 24, 2008, and changed its name to Ovale Group, Inc., and increased its authorized shares to 20,000,000 shares, no par value, of which 2,000,000 shares  is reserved for a class of preferred stock.

Ovale SA opened its first store in Geneva (Switzerland) on December 8, 2004 in a fashionable section of the city. New stores are scheduled to be opened in major cities on a regular basis (approximately one new store every nine months).  The second store in Zurich, Switzerland, began operations in November of 2006.

The French subsidiary began operations in France on November 12, 2003 with a first store on Boulevard St. Germain, a prestigious high fashion district of Paris. The second store in Paris opened on June 5, 2006 on Rue Marbeuf, another fashionable area of Paris.

The fifth store was opened on December 12, 2007 on Sloane Street, in London, England, comparable to Madison Ave. between 60th Street and 80th Street in New York City.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates in the preparation of financial statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Principles of consolidation

The consolidated financial statements include the accounts of the Ovale S.A, Ovale Limited, Ovale SARL and Ovale Group, Inc. (Formerly Orion Diversified Technologies, Inc).  All significant intercompany transactions and balances are eliminated in consolidation.

Functional currency

The Company’s operations are located in Switzerland, France and Great Britain. Our international subsidiaries primarily use local currencies as the functional currency and translate their assets and liabilities at the current rate of exchange in effect at the balance sheet date. Revenue and expenses from their operations are translated using the monthly average exchange rates in effect for the period in which the transactions occur. The net effect of exchange rates movements resulting from translation into US Dollars is reported in a separate account within stockholders equity.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturity of three months or less, when purchased, to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values.

Concentration of credit risk

The Company sells its products through its retail outlets principally to customers for cash.  Financial instruments that potentially expose Ovale to concentration of credit risk consist primarily of cash deposits and accounts receivable. The Company places its cash deposits with high-credit quality financial institutions. Accounts receivable represents sales to independent retail stores with corner shops operated under the company’s label. At present these stores are limited in numbers and the Company does not have a material receivable against any of them. The Company’s allowance for bad debts, returns and allowances was US$ 0 for each reporting date. The Company believes no significant concentration of credit risk exists with respect to these cash deposits and accounts receivable.

Inventories

Inventories consist of finished goods and packing material. The Company’s products are designed by its own designer, a shareholder and officer of the Company, and are manufactured through independent international suppliers. Products are entered in inventory upon delivery and only after inspection and acceptance of quality.  Products that do not meet the Company’s quality standards are returned to suppliers at no costs to the Company. The Company’s policy of accounting for inventory is to use average cost method.

Shipping and Handling Costs

Amounts related to shipping and handling that are billed to customers are reflected in net sales and the related costs are reflected in cost of goods sold.

Key Money and Leasehold Premium

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, effective with the beginning of fiscal year 2003. In relation to leasing its retail stores the Company has made payments to the immediately prior assignor/tenant to acquire leasehold rights. The payments are referred to as key money or in the United Kingdom, premium.  All the leases are renewable.   At the expiration of each the company’s leases, the Company has the right to renew the lease for a new term at a market rate rental negotiated with the landlord.  At any time, while it has a valid lease, it may offer the leasehold rights for purchase to a successor tenant, in the active market for key money or a premium, thus recouping a portion, all (or none) of the key money or premium it paid and perhaps obtaining an additional (or lesser) sum.

The key money or premium is considered a direct cost of the related leases. The cost of key money or premium, less the residual value, is amortized over the useful life of the lease to the Company. The amortization method is adopted in recognition of a change in the estimated future benefits inherent in the asset, the pattern of consumption of those benefits, and the information available to the Company about those benefits.  The Company has determined the accumulated amortization for the prior years is not material and amortizes the amortizable amounts over the remaining life of the lease agreements, on a straight line basis.

Property and equipment

Property and equipment are recorded at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the related assets ranging from three to five years. Property held under capital leases is amortized over the lesser of the lease term or their estimated useful lives. The leasehold improvements are amortized over the life of the improvement or the lease period (9 years), whichever is less.

Valuation of long-lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which the Company adopted effective with the beginning of fiscal year 2003, the Company assesses the carrying value of its long-lived assets for possible impairment based on a review of forecasted operating cash flows and the profitability of the related business. The Company did not record any impairment losses for the years ended December 31, 2007 and December 31, 2006.

Revenue recognition

We recognize revenue and the related cost of goods sold at the time the products are received by the customers in accordance with the provisions of Staff Accounting Bulletin No. (“SAB”) 101, “Revenue Recognition in Financial Statements,” as amended by SAB 104, “Revenue Recognition.”  Revenue is recognized for store sales when the customer receives and pays for the merchandise at the register.   For online sales, we estimate and defer revenue and the related product costs for shipments that are in-transit to the customer.  Revenue is recognized at the time we estimate the customer receives the product which is typically within a few days of shipment.  Amounts related to shipping and handling that are billed to customers are reflected in net sales and the related costs are reflected in cost of goods sold and occupancy expenses.  Revenues are presented net of any taxes collected from customers and remitted to governmental authorities.

Comprehensive Earnings

Comprehensive earnings are comprised of net earnings and other gains and losses affecting equity that are excluded from net earnings. Other comprehensive earnings consist of foreign currency translation gains or losses.

Advertising

Currently advertising is primarily done through the Company’s officers’ connections with celebrities.  Advertising costs totaled $61,961 for the year ended December 31, 2007, and $80,691 for the year ended December 31, 2006, respectively and are included in marketing expenses.  Advertising costs are expensed when the advertising first appears.

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

Basic and diluted earnings per share

Basic earnings (loss) per share (“EPS”) is computed based on the weighted average number of common shares outstanding for the period. Diluted EPS gives effect to all dilutive potential shares outstanding (i.e., options and warrants) during the period.

Recapitalization

On December 18, 2007 ("the Recapitalization date"), Shareholders of Ovale Group, Inc. approved the acquisition of all of the outstanding shares of Ovale S.A.  The transaction was effected by the release of the voting rights on 5,900,000 shares of Ovale Group, Inc. previously issued to the shareholders of Ovale S.A and the agreement to issue additional 5,875,000 of Ovale Group, Inc shares of common stock on April 3, 2008 to the former Class A shareholders of Ovale S.A.   This transaction resulted in the former Ovale S.A. stockholders owning a majority interest in the outstanding shares of Ovale Group, Inc. For financial reporting purposes, the transaction was recorded as a recapitalization.

Although Ovale Group, Inc. is the surviving legal entity, the transaction is being accounted for as an issuance of equity by Ovale S.A. and a recapitalization of Ovale S.A. under the capital structure of Ovale Group, Inc. in exchange for $519,883 of net assets (assets of $762,040, less liabilities of $242,157) of Ovale Group, Inc.   Under the  recapitalization method of  accounting,  the historical  results of Ovale S.A. have been carried forward and Ovale Group, Inc.’s operations  have  been  included  in  the  consolidated   financial   statements commencing on the recapitalization date.  Accordingly, the historical results of operations occurring prior to the recapitalization date presented in the consolidated financial statements are those of Ovale S.A. only.  Results of operations after the recapitalization date include the results of both companies on a consolidated basis.

Ovale was accounted for as the acquirer and as the surviving accounting entity because the former stockholders of Ovale received 5,900,000 share which gave them 59% of voting shares on December 18, 2007.  On April 3, 2008 the former shareholders of Ovale will receive an additional 5,875,000 shares which with give these shareholders a total of approximately 75% of the voting rights in the combined corporation. The 5,900,000 shares issued by Ovale Group have been accounted for as if those shares comprised the historical share capital of Ovale Group, Inc.  The 4,171,532 outstanding capital stock of Ovale Group, Inc., at December 18, 2007, has been accounted for as shares issued by Ovale to acquire the net assets of Orion. The transaction was treated, for accounting purposes, as an acquisition (purchase) of control of the assets and business of Orion by Ovale S.A.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, "Fair Value Measurements," or SFAS 157, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for us beginning January 1, 2008. We are currently evaluating the impact of SFAS 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," or SFAS 159. SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for us beginning January 1, 2008.  We are currently evaluating the impact that SFAS 159 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations," or SFAS 141R. This issuance retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R is effective for us beginning January 1, 2009. Though this pronouncement is not expected to have an effect on our consolidated financial position, annual results of operations or cash flows, if we were to acquire another entity, we will account for it in accordance with this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements," ("SFAS 160"). This issuance amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 is effective for us beginning January 1, 2009.  This pronouncement is not expected to have an effect on our consolidated financial statements.

NOTE 3 — FIXED ASSETS

As of December 31, 2007, the fixed assets of the Company were as follows:

Leasehold improvement	$1,089,908
Furniture and fixtures	157,415
Equipment	113,888

Total property, plant, and equipment	1,361,211
Less: accumulated depreciation	(414,085)

Property plant and equipment (net)	$947,126

Depreciation expenses for December 31, 2007 and December 31, 2006 were $231,903 and $121,253, respectively.

NOTE 4 — LEASE PREMIUM AND KEY MONEY

On October 15, 2007 the Company paid $765,234 to prior tenants of the new retail store opened in December 2007 in London for their assignment of their lease to the Company.  This lease “premium” is amortized over the remaining lease period for the respective property.  The lease premium is as follows:

December 31, 2007
Lease premium, at cost	$765,234
Less: Accumulated amortization	(20,682)

Lease premium, net of accumulated amortization	$744,552

Both the cost and accumulated amortization of lease premium is impacted by fluctuations in foreign currency rates.  Amortization expense associated with the lease premium was $20,682 for the year ended December 31, 2007.

In relation to the lease agreement for the retail store locations and office space in Paris, the Company paid $ 401,824 to the previous leaseholder as key money.  Key money was also paid for the retail location in Zurich for CHF 150,000 or $120,345. The estimated residual value of these intangible assets is $469,952. The difference between the historical cost and the estimated residual value is amortized over the remaining lease period for the respective properties.  Key money is as follows:

December 31, 2007
Key money, at cost	$522,169
Less: Accumulated amortization	(27,912)

Key money, net of accumulated amortization	$494,257

Both the cost and accumulated amortization of key money are impacted by fluctuations in foreign currency rates. Amortization expenses related to Key Money for the year ended December 31, 2007 was $27,912.

NOTE 5 — CREDIT LINES WITH FINANCIAL INSTITUTIONS

The Company has secured and unsecured lines of credit with major banks in Switzerland, France, and England.  As of December 31, 2007, the outstanding balances owed on lines of credit were as follows:

Country	Financial Institution	Amount
Switzerland	Migros	$(1,270,067)
France	Emprunt Crédit Lyonnais	(47,766)

Total		$ 1,317,812

On December 31, 2007, the Company had $295,334 credit line available, primarily from UBS in Switzerland, $237,633, and Société Générale, in France, $55, 805.

NOTE 6 — NOTES PAYABLE

The Company is obligated to a non-controlling shareholder for $30,000 advanced to fund operations.  The note bears interest at 8% per annum and was repayable on the earlier of February 8, 2007 or within 20 days of the closing of the recapitalization between the Ovale Group, Inc. (formerly known as Orion Diversified Technologies, Inc.) and  Ovale S.A.  As additional consideration, the Company shall issue 40,000 shares, $.01 par value, of common stock.  Because the Company did not pay the note on the due date, the Company is obligated to issue to the lender 10,000 shares of common stock for each month the company does not repay the loan, commencing on the first day of the first month following the due date continuing until the loan is repaid in full together with all the accrued interest.  As of December 31, 2007 had not repaid the loan and was required to issue the shareholder a total of 140,000 shares.

NOTE 7 — TAXES AND NET OPERATING LOSS CARRY FORWARDS

Under current tax laws governing jurisdictions we have net operating loss carry-forwards, or NOLs, of $5,132,000.   NOLs in France and UK of approximately $1,636,000 and $53,000, respectively, are subject to carry forward indefinitely.  NOLs in Switzerland and the United States of approximately $3,227,000 and $434,000, expire in seven and twenty years, subsequent to the year generated, respectively.  However, due to a change of over 50% in ownership of our US parent company, Ovale Group, Inc., the US tax laws substantially limit the amount of net operating Loss Carry forward that may be utilized each year.

The estimated statutory tax rates were approximately 26% in Switzerland to 30% in UK, 34% in France and 35% in the United States.  The reconciliation of statutory tax to effective tax amount is as follows:

Tax at statutory rate	$--	$--
Tax benefit of loss carry forward	(391,000)	(346,000)
Less: Increase in valuation allowance	(391,000)	(346,000)
Tax at effective rate	$--	$--

The tax asset from NOL computed at estimated statutory rates were are follows:

Net operating loss carry-forward	$1,490,000	$1,099,000
Less: valuation allowance	(1,490,000)	(1,099,000)

Tax asset, net	$--	$--

Realization of deferred tax assets associated with the NOL is dependent upon generating sufficient taxable income prior to their expiration.  Management believes that there is a risk that certain of these NOLs may expire unused and, accordingly, has established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, based on the historical trend in sales and profitability, sales backlog, and budgeted sales of the Company, management believes it is likely that they may not be totally realized through future taxable earnings. In addition, the net deferred tax assets could be reduced in the near term if management’s estimates of taxable income during the carryforward period are significantly reduced.

The company increased its valuation allowance by $391,000 and $346,000, in 2007 and 2006 respectively.  The valuation allowances were increased to offset the additional estimated tax assets of $391,000 and $346,000 recognized as a result of incurring net operating loss of $1,366,195 and $1,200,660, in 2007 and 2006, respectively.

NOTE 8 — ACCOUNTS AND LOANS PAYABLE

As of December 31, 2007, the accounts payable and accrued expenses of the Company were as follows:

Accrued payable	$838,061
Accrued expenses	60,013

Total accounts payable	$898,074

As of December 31, 2007, loans payable were as follows:

Note payable- Patten	$30,000
Liability to issue shares to note-holder for interest	67,200
Other loans payable	3,100

Total Loans payable and interest	$100,300

NOTE 9 — LEASES

The Company holds operating leases for all of its office space and retail store locations.  As of December 31, 2007 the Company leased two offices spaces and five retail store locations in three countries.

The Company entered into the leasing agreement for its first store and accompanying office space in Paris, on Boulevard St. Germain, on July 4, 2003. The lease has a term of five years with a fixed annual rent of $128,218 (€74,862), automatically renewable thereafter and adjusted for local price indices.

The Company opened a second store in Paris, on the fashionable Rue Marbeuf, on June 5, 2006. The lease has a term of twelve years starting June 15, 2006 with a fixed annual rent of $110,374 (€70,000) automatically renewable thereafter and adjusted for local price indices.

In Switzerland, the Company holds an operating lease for its Geneva store which opened on September 1, 2004, with a term of 5 years, renewable thereafter for periods of 5 years. The minimum rent is $45,300 (CHF 56,000), subject to annual escalation based on Swiss consumer price index. The rent is also increased by 8% of revenues.

A second store was opened in Zurich in October of 2006. The minimum annual rent is $41,200 (CHF 51,216) automatically renewable thereafter and adjusted for local price indices.

A fifth retail store was opened in London on Sloane Street on December 12, 2007. The minimum operating lease is  $126,829 (£ 63,500). The lease is valid initially until December 24, 2010 and renewable thereafter.

Since inception of the Company, it has subleased its office headquarters in Geneva. This lease is cancellable by both parties with 3 months notice.

Future minimum rental payments under non-cancellable operating leases are as follows:

Year	Minimum lease payment
2008	$ 426,950
2009	340,513
2010	305,582
2011	144,145
2012	88,920
2013-2018	459,422

Total	$1,765,531

The lease payments were $425,842 for the year ended December 31, 2007 and $269,538 for the year ended December 31, 2006.

NOTE 10 — COMPENSATION PLANS

In Switzerland, the company has a defined contribution plan where contributions are made on an equal basis by the employee and the employer.  The total contribution varies between 7% and 18%, based on the age of the employee. The charge for the compensation plan for the year ended December 31, 2007 was $9,965, $8,063 for the comparative period in 2006.  In Switzerland, the Company provides accident insurance but not health or any post retirement benefits. In line with Swiss business practice, the Company offers its employees up to one month of paid sick leave.

In France, compensation plans are not mandatory, but the Company is required to accrue 1% to 2% of personnel costs to be used in social functions.

Vacation time is accrued during the period and must be taken during the period or within a maximum time frame in the following period. There is no cumulative sick day or vacation day

 NOTE 11 – SEGMENT INFORMATION

The Company’s business units have been separated into three reportable segments, in accordance with SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information”. The Company operates in 3 different countries with separate retail locations, sales, accounting and administrative teams.

	2007	2006
Net Sales:
France	$936,893	$564,339
Switzerland	603,916	402,967
England	25,382	--

Total	$1,566,191	$967,306

Long-lived Assets, net	$947,125	$776,323

For the period January through December, 2007, net sales including intercompany sales in France were $1,041,072, sales in Switzerland were $604,089 and sales in England were $25,382.  For the corresponding period ended December 31, 2006, the sales were $623,851 in France and $402,967 in Switzerland.  The London store opened in 2007.   Long-lived assets increased by $170,802 due to the opening of the London shop.

NOTE 12 – RELATED PARTY TRANSACTIONS

Employment agreement with CEO

We entered a contract with our CEO in January 2003 for an annual salary of CHF 180,000 ($ 129,500). Subsequently the contract was amended as of January 1, 2004, and the new salary adjusted to CHF 240,000 ($ 187,000), for the following years.

Loan from principal shareholder

The principal shareholder has advanced funds to the Company to the amount of $5,665,004 at December 31, 2007.   The amounts have been used for working capital and for the purpose of opening up new store locations. These amounts are payable on demand and bear no interest. As part of the recapitalization agreement, the principal shareholder exchanged $543,770 in notes receivable from Ovale for 1,166,900 shares of Orion.

NOTE 13 – GOING CONCERN BASIS AND FUTURE PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has limited operations, no substantial continuing source of revenues, and working capital and stockholders' deficits. Present operations require substantial capital and until revenues are sufficient to fund ongoing operations, the Company is highly dependent on owner financing. The Company has merged with a public company and avails itself the opportunity to find suitable investors to implement and expand its plans internationally. Its primary sources of liquidity have been loans from the owner and related parties. These conditions raise substantial doubt about its ability to continue as a going concern.

NOTE 14.   SUBSEQUENT EVENT

The Second Closing pursuant to the Share Exchange agreement was concluded on April 3, 2008.   At the Second Closing, Ovale Group, Inc. (OVGL) delivered the remaining 5,875,000 shares of its common stock, $.01 par value per share, to the individual Ovale shareholders in exchange for all of the Ovale shares and Mr. Cottier delivered the 2,669,541 shares he had held in escrow since November, 2004 to Vladimir Fabert (1,949,541 shares) and to Alexandra Fabert (720,000 shares).

Ovale S.A. has became a wholly owed subsidiary of the OVLG, and the shareholders of Ovale collectively own approximately 75% of the total number of shares of OVLG's common stock issued and outstanding as of the delivery of those shares effective April 4, 2008.  Following the closing of the Share Exchange: (i) Messrs. Vladimir Fabert and Gilles Neveu became OVLG's principal executive officers and members of the OVLG's three person Board of Directors; (ii) Vladimir Fabert became OVLG’s CEO and CFO, and (iii) Gilles Neveu became OVLG’s Vice President and Chief Designer.  (iii) Irwin Pearl remained a member of the OVLG's Board of Directors.