Form 10KSB/A
period 2007-12-31
OVALE GROUP, INC
filed 2008-05-15
CIK 32284

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

Check  whether  the Issuer (1) has filed all  reports  required  to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registration was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES { X}  NO {    }

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the  registrant's  knowledge,  in definitive proxy or information statements incorporated  by  reference  in Part III of this Form  10-KSB/A or any amendment to this Form 10-KSB/A . {     }

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act). Yes {   }  No {x}

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

 1. Ovale Has A Short Operating History, Minimal Revenues And Minimal Assets

Ovale has a short operating history and no net income from operations. Ovale has incurred operating expenses in excess of corresponding revenues. This may result in Ovale incurring a net operating loss, which will increase continuously until it can generate cash flow from operations adequate to cover its expenses. There can be no assurance that the stores will ever become profitable. The failure of Ovale's retail stores to achieve profitability will have a material adverse effect upon Ovale's ability to implement the balance of its business strategy as expressed in this 10-KSB/A .

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

OVLG adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.   A copy of the code is an exhibit to this 10-KSB/A.  A copy will be supplied to any person, without charge, upon request.  Such a request may be written to the company at its place of business in the United States, to its post office box listed herein or made to the office of Ovale, S.A. in Geneva, Switzerland.

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