Form 10-Q
period 2008-03-31
OVALE GROUP, INC
filed 2008-06-04
CIK 32284

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10Q

(Mark One)

X           Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

                         Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from____________________ to ______________________.

Commission File No: 0-23873

OVALE GROUP, INC.
(Exact Name of Registrant as specified in its charter)

New Jersey	22-1637978
(State or other jurisdiction	(IRS Employer Id. No.)
of incorporation)

 14 Front St., Suite 200, Hempstead, NY 11550

(Address of Principal Executive Office including Zip Code)

Registrant’s telephone Number: (516) 220-1229

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___                                                                                                                     Accelerated filer  ___

 Non-accelerated filer (Do not check if a smaller reporting company)  ___                                                                                                                                Smaller reporting company    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  Common Stock, no par value 16,086,532 shares at March 31, 2008.

 OVALE GROUP, INC.
FORM10-Q - QUARTER ENDED MARCH 31, 2008
INDEX

PART I

Part I. Financial Information

PART II OTHER INFORMATION	23
Item 1A. Risk Factors	23
Item 6. Exhibits and Reports on Form 8-K
24
SIGNATURES
CERTIFICATIONS
EXHIBITS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
OVALE GROUP. INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$120,927	$309,827
Accounts receivable	56,924	82,773
Other receivables	185,288	164,795
Merchandise inventory	1,063,054	798,540
Prepaid expenses	72,711	39,607

Total current assets	1,498,904	1,395,542

Property, plant, and equipment, net	968,221	947,126
Deposits	139,878	135,523
Leasehold premium and key money	1,172,860	1,238,809

Total assets	$3,779,863	$3,717,000

LIABILITIES AND SHAREHOLDERS DEFICIT
Current liabilities
Bank line of credit	$1,479,293	$1,317,812
Accounts payable and accrued expenses	634,138	898,074
Loans and interest payable	116,300	100,300
Loan from shareholder	6,759,495	5,665,004

Total current liabilities	8,989,226	7,981,190
Shareholder's deficit
Common stock, no par value, 18,000,000 shares authorized	1,207,193	1,207,193
10,071,532 issued and outstanding
Preferred stock, 2,000,000 shares authorized none issued
Accumulated deficit	(5,132,717)	(4,842,475)
Accumulated other comprehensive loss	(1,283,839)	(628,908)

Total shareholders’ deficit	(5,209,363)	(4,264,190)

Total liabilities and shareholders’ deficit	$3,779,863	$3,717,000
.

See accompanying notes to unaudited condensed consolidated financial statements.

OVALE GROUP. INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
(Unaudited)
	Three Months Ended March 31,
	2008	2007

Sales	$486,261	$324,925
Cost of goods sold	106,504	151,352

Gross profit	379,757	173,572

Operating expenses:
Salaries	232,617	176,318
General Administrative	386,964	181,668
Marketing	149,907	88,915
Professional fees	14,718	18,432

Total operating expenses	784,206	465,333

Loss from operations	(404,449)	(291,761)

Other income (expense)
Interest income	-	-
Interest expense	(39,680)	(17,186)
Gain (loss) on foreign currency translation	150,657	(11,864)
Other	3,230	9,319

Total other income (expenses)	114,207	(19,731)

Net Loss	$(290,242)	$(311,492)

Basic and diluted loss per share	$(0.03)	$(0.05)

Weighted average shares outstanding	10,071,532	5,900,000

COMPREHENSIVE LOSS
(Unaudited)

	March 31, 2008	March 31, 2007

Net income	$(290,242)	$(311,492)
Loss on currency translation	(654,931)	(25,321)

Comprehensive loss	$(945,173)	$(336,813)

See accompanying notes to unaudited condensed consolidated financial statements.

OVALE GROUP. INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flow from operating activities
Net loss	$(290,242)	$(311,492)

Adjustment to reconcile net loss to net cash provided (used) in operating activities:
Depreciation and amortization	273,256	38,433

Changes in operating assets and liabilities:
Inventory	(264,514)	64,746
Prepaid expenses	(33,104)	(10,587)
Accounts receivable	25,849	14,017
Other receivable	(20,493)	(2,171)
Accounts payable	(263,936)	(16,255)
Other liabilities	3,000	(160,152)

Cash used in operating activities	(570,184)	(383,461)

Cash Flow from Investing activities
Leasehold improvement and equipment	(117,762)	(49,562)
Deposits	(4,355)	(512)

Cash provided (used) by investing activities	(122,117)	(50,074)

Cash Flow from Financing Activities
Bank line of credit	161,481	194,951
Shareholders loan	1,094,491	449,415

Cash provided (used) financing activities	1,255,972	644,402
Effect of exchange rate on cash	(752,571)	(25,321)

Net change in cash	(188,900)	185,546
Cash and cash equivalent, beginning	309,827	152,795

Cash and cash equivalents, end	$120,927	$338,341

See accompanying notes to consolidated financial statements.

OVALE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

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

Ovale’s major activity is the design, manufacture, trade and direct sale of fashion products focusing on infants.  Ovale plans to operate numerous high end proprietary points of sales (POS) locations worldwide, starting in major European cities. Ovale’s strategy is to quickly achieve critical mass.  Corner shops may also be established in specialty stores and contracts made with maternity hospitals and the like.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are unaudited, but include all adjustments (consisting only of normal, recurring adjustments) which we consider necessary for a fair presentation of our financial position at such dates and the operating results and cash flows for those periods. Although we believe that the disclosures in our financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States (the “U.S.”) has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reporting.

The information included in this Report should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the SEC on May 15, 2008 and our Quarterly Reports on Form 10-QSB for the quarterly periods ended March 31, 2007, June 30, 2007 and September 30, 2007.

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

The key money or premium is considered a direct cost of the related leases. The cost of key money or premium, less the residual value, is amortized over the useful life of the lease to the Company. The amortization method is adopted in recognition of a change in the estimated future benefits inherent in the asset, the pattern of consumption of those benefits, and the information available to the Company about those benefits.  The Company has determined the accumulated amortization for the prior years is not material and amortizes the amortizable amounts over the remaining life of the lease agreements on a straight line basis.

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

Valuation of long-lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which the Company adopted effective with the beginning of fiscal year 2003, the Company assesses the carrying value of its long-lived assets for possible impairment based on a review of forecasted operating cash flows and the profitability of the related business. The Company did not record any impairment losses for the period ended March 31, 2008 and the year ended December 31, 2007.

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

Accumulated other Comprehensive Loss

Comprehensive earnings are comprised of net earnings and other gains and losses affecting equity that are excluded from net earnings. Other comprehensive earnings consist of foreign currency translation gains or losses.

Advertising

Currently advertising is primarily done through the Company’s officers’ connections with celebrities.  Advertising costs totaled $66,717 and $8,708 for the periods ended March 31, 2008 and March 31, 2007, respectively.  Advertising costs are expensed when the advertising first appears.

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

Ovale was accounted for as the acquirer and as the surviving accounting entity because the former stockholders of Ovale received 5,900,000 shares which gave them 59% of voting shares on December 18, 2007.  On April 3, 2008 the former shareholders of Ovale will receive an additional 5,875,000 shares which will give these shareholders a total of approximately 75% of the voting rights in the combined corporation. The 5,900,000 shares issued by Ovale Group have been accounted for as if those shares comprised the historical share capital of Ovale Group, Inc.  The 4,171,532 outstanding capital stock of Ovale Group, Inc., at December 18, 2007, has been accounted for as shares issued by Ovale to acquire the net assets of Orion. The transaction was treated, for accounting purposes, as an acquisition (purchase) of control of the assets and business of Orion by Ovale S.A.

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

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements," ("SFAS 160"). This issuance amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 is effective for us beginning January 1, 2009.  This pronouncement is not expected to have an effect on our consolidated financial statements.

NOTE 3 – FIXED ASSETS

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)

Leasehold improvement	$1,182,992	$1,089,907
Furniture and equipment	171,241	157.415
Computer appliances	124,739	113,888

Total Property, plant, and equipment	1,478,972	1,361,210
Less: accumulated depreciation	(510,751)	(414,084)

Property, plant, and equipment (net)	$968,221	$947,126

Depreciation expenses for the quarter ended March 31, 2008, and the year ended December 31, 2007, were $96,667, and $183,309, respectively.

NOTE 4— LEASE PREMIUM AND KEY MONEY

On October 15, 2007 the Company paid $770,067 to prior tenants of the new retail store opened in December 2007 in London for their assignment of their lease to the Company.  This lease “premium” is amortized over the remaining lease period for the respective property.  The lease premium is as follows:

March 31, 2008 (Unaudited)
Lease premium, at cost	$770,067
Less: Accumulated amortization	(84,486)

Lease premium, net of accumulated amortization	$685,581

Both the cost and accumulated amortization of lease premium is impacted by fluctuations in foreign currency rates.

In relation to the lease agreement for the retail store locations and office space in Paris, the Company paid $401,824 to the previous leaseholder as key money.  Key money was also paid for the retail location in Zurich for CHF 150,000 or $120,345. The estimated residual value of these intangible assets is $469,952. The difference between the historical cost and the estimated residual value is amortized over the remaining lease period for the respective properties.  Key money is as follows:

March 31, 2008 (Unaudited)
Key money, at cost	$522,169
Less: Accumulated amortization	(34,890)

Key money, net of accumulated amortization	$487,279

Both the cost and accumulated amortization of key money are impacted by fluctuations in foreign currency rates. Amortization expenses related to Key Money for the period ended March 31, 2008 was $ 6,978.

NOTE 5 – CREDIT LINES WITH FINANCIAL INSTITUTIONS

The Company has secured and unsecured lines of credit with major banks in Switzerland, France and England. As of the dates indicated the net outstanding balances by financial institution were:

	March 31, 2008 (Unaudited)	December 31, 2008 (Audited)

Credit Lyonnais, France	$34,350	$49,493
Migros, Switzerland	1,432,157	1,261,125

	$1,466,507	$1,310,618

NOTE 6 — NOTES PAYABLE

The Company is obligated to a non-controlling shareholder for $30,000 advanced to fund operations.  The note bears interest at 8% per annum and was repayable on the earlier of February 8, 2007 or within 20 days of the closing of the recapitalization between the Ovale Group, Inc. (formerly known as Orion Diversified Technologies, Inc.) and Ovale S.A.  As additional consideration, the Company shall issue 40,000 shares, $.01 par value, of common stock.  Because the Company did not pay the note on the due date, the Company is obligated to issue to the lender 10,000 shares of common stock for each month the company does not repay the loan, commencing on the first day of the first month following the due date continuing until the loan is repaid in full together with all the accrued interest.  As of March 31, 2008 had not repaid the loan and was required to issue the shareholder a total of 170,000 shares.

NOTE 7 — TAXES AND NET OPERATING LOSS CARRY FORWARDS

Under current tax laws governing jurisdictions we have net operating loss carry-forwards, or NOLs, of $5,123,000.   NOLs in France and UK of approximately $1,547,000 and $227,000, respectively, are subject to carry forward indefinitely.  NOLs in Switzerland and the United States of approximately $3,202,000 and $456,000, expire in seven and twenty years, subsequent to the year generated.  However, due to a change of over 50% in ownership of our US parent company, Ovale Group, Inc., the US tax laws substantially limit the amount of net operating Loss Carry forward that may be utilized each year.

The estimated statutory tax rates were approximately 26% in Switzerland, 30% in UK, 34% in France and 35% in the United States.  The reconciliation of statutory tax to effective tax amount is as follows:

	March 31, 2008	March 31, 2007
Tax at statutory rate	$--	$--
Tax benefit of loss carry forward	90,000	93,000
Less: Increase in valuation allowance	(90,000)	(93,000)
Tax at effective rate	$--	$--

The tax asset from NOL computed at estimated statutory rates were are follows:

	March 31, 2008	December 31, 2007
Net operating loss carry-forward	$1,580,000	$1,490,000
Less: valuation allowance	(1,580,000)	(1,490,000)

Tax asset, net	$-	$-

Realization of deferred tax assets associated with the NOL is dependent upon generating sufficient taxable income prior to their expiration.  Management believes that there is a risk that certain of these NOLs may expire unused and, accordingly, has established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, based on the historical trend in sales and profitability, sales backlog, and budgeted sales of the Company, management believes it is likely that they may not be totally realized through future taxable earnings. In addition, the net deferred tax assets could be reduced in the near term if management’s estimates of taxable income during the carry forward period are significantly reduced.

The company increased its valuation allowance by $90,000 and $93,000, for the period ended March 31, 2008 and the period ended March 31, 2007 respectively.  The valuation allowances were increased to offset the additional estimated tax assets of $90,000 and $93,000 recognized as a result of incurring net operating loss of  $280,742 for the period ended March 31, 2008 and $311,492, for the period ended March 31, 2007 respectively.

The pre-recapitalization loss of Orion Diversified Technologies was approximately $367,000.  The U.S. tax laws substantially limit the amount of net operating loss carry forward that may be realized each year.

NOTE 8 — ACCOUNTS AND LOANS PAYABLE

As of March 31, 2008, the accounts payable and accrued expenses of the Company were as follows:

March 31, 2008
(Unaudited)
Accounts payable	$541,513
Accrued expenses	92,625

Total accounts payable	$634,138

As of March 31, 2008, loans payable were as follows:
(Unaudited)
Loan payable, non-controlling shareholder	$25,000
Liability to issue shares to note-holder as interest	88,200
Other loans payable	3,100

Total loans payable and interest	$116,300

NOTE 9 - LEASES

The Company has operating leases for its shops and offices. The Company entered the leasing agreement for the first Paris store on July 4, 2003. The term of the lease is non cancellable for nine years with a fixed annual rent of $91,250 (€74,862), automatically renewable thereafter.

The Company opened a second store in Paris on June 5, 2006. The term of the lease is non cancellable for ten years starting June 15, 2006 with a fixed annual rent of $85,323 (€70,000)

In Switzerland the Company has an operating lease for the Geneva store which started on September 1, 2004, is non cancellable for 5 years and renewable thereafter for periods of 5 years. The minimum rent is of $45,300 (CHF 56,000).  Subject to annual escalation based on Swiss consumer price index. The rent is also increased by 8% of revenues.

A second store was opened in Zurich end of 2006. The minimum rent is CHF 51,216 ($41,200).

Since inception of the Company, it has subleased its office’s space in Geneva. This lease is cancellable by both parties with 3 months notice.

Future minimum rental payments under non-cancellable operating leases are as follows:

Year Ended December 31,
2008	$ 562,000
2009	580,000
2010	590,000
2011	600,000
2012	610,000
2013-2018	630,000

Total	$ 3,572,000

The lease payments were $152,659 for the period ended March 31, 2008, and $90,661 for the period ended March 31, 2007.

NOTE 10 – COMPENSATION PLANS

In Switzerland, the company has a defined contribution plan where contributions are made on an equal basis by the employee and the employer. The total contribution varies between 7% and 18%, based on the age of the employee. The charge for the compensation plan for the period ended March 31, 2008 was $2,935 and $ 2,598 for the period ended March 31, 2007. In Switzerland, the Company provides accident insurance but not health or any post retirement benefits. In line with Swiss business practice, the Company offers its employees up to one month of paid sick leave.

In France, no compensation plans are mandatory, but the Company is required to accrue 1% to 2% of personnel costs to be used in social activities.

Vacation time is accrued during the period and must be taken during the period or within a maximum time frame in the following period. There are no cumulative sick days or vacation days.

 NOTE 11 – SEGMENT INFORMATION

The Company operates in three different countries with separate shops, sales, accounting and administrative teams.

	March 31, 2008	March 31, 2007
	(Unaudited)	(Unaudited)
Sales
France	$299,020	$235,224
Switzerland	313,519	150,979
England	76,561	--

Total	$689,100	$386,193

Fixed Assets
France	$429,645	$428,920
Switzerland	352,507	176,916
England	186,069	--

Total	$968,221	$605,836

For the period ended March 31, 2008, the Net Sales of $689,100 included $199, 608 of intercompany sales.

NOTE 12 – RELATED PARTY TRANSACTIONS

Employment agreement with CEO

We entered into an employment contract with our CEO in January 2003 for an annual salary of CHF 180,000 ($ 129,500). The contract was amended as of January 1, 2004, and the new salary adjusted to CHF 240,000 ($187,000), for the following years. Payment of that additional sum is contingent upon improvements in available cash.

Loan from principal shareholder

The principal shareholder has advanced funds to the Company to the amount of $6,759,495 as of March 31, 2008.   The amounts have been used for working capital and for the purpose of opening  new store locations. These amounts are payable on demand and bear no interest. As part of the recapitalization agreement, the principal shareholder exchanged $543,770 in notes receivable from Ovale for 1,166,900 shares of Orion.

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

NOTE 14- SUBSEQUENT EVENTS

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

Ovale S.A. has become a wholly owned subsidiary of OVLG, and the shareholders of Ovale collectively own approximately 75% of the total number of shares of OVLG's common stock issued and outstanding as of the delivery of those shares effective April 4, 2008.  Following the closing of the Share Exchange: (i) Messrs. Vladimir Fabert and Gilles Neveu became OVLG's principal executive officers and members of the OVLG's three person Board of Directors; (ii) Vladimir Fabert became OVLG’s CEO and CFO; (iii) Gilles Neveu became OVLG’s Vice President and Chief Designer; and (iv) Irwin Pearl remained a member of the OVLG's Board of Directors.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Private Securities Litigation Reform Act of 1995 contains "safe harbor" provisions regarding forward-looking   statements.   Except for historical information contained herein, the matters discussed in this section contain potential risks and uncertainties including, without limitation, risks related to the Issuer's ability to successfully identify potential merger partners, retain key employees and settle any outstanding debts. The Issuer will need to attract partners in order to execute its revised business strategy, and there can be no assurance that the Issuer will be successful in attracting such partners.

The following discussion should be read in conjunction with OVLG’s financial statements and the related notes.  Those statements and notes appear elsewhere in this Quarterly Report.  This discussion contains forward-looking statements that reflect plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, elsewhere in this Quarterly Report, and in the “Certain Risk Factors Which May Affect Ovale's Future Performance” referred to in Item 1A and appearing in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2007.

When used in conjunction in the following discussions, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements.

Overview

OVLG has limited operations, but its continuing sources of revenues are not sufficient to pay for its costs and expenses. It has working capital and stockholders’ deficits.   Present operations require substantial capital and until revenues are sufficient to fund ongoing operations, OVLG will be highly dependent on external sources of financing.  OVLG believes that the increased number of stores and the subsequent increase in revenues will allow OVLG to raise additional funds from investors to finance its growth up to the point where revenues will be sufficient to fund ongoing operations.

OVLG has no net cash flow from operations and does not expect to generate any positive cash flows in the immediate future. These conditions raise substantial doubt about its ability to continue as a going concern.

However, OVLG has already completed the development stage. Its revenues increased from $324,925 to $486,261, its assets from $3,717,000 to $3,779,863 and its gross profits from $173,572 to $379,757, from quarter ended March 31, 2007 and 2008, respectively. All of our stores had gross profits. Presently, OVLG is in the growth and marketing phase. It needs to triple its sales and gross profits to pay for its quarterly operating expenses which were $784,206 in the quarter ended March 31, 2008.   Our strategy involves:

1.
To search world markets for cheaper sources of supply and obtain volume discounts to increase the gross profit margin which was $379,757, or 78%,  and thus decrease its cost of sales as a percentage of sales.

2.	To attract additional customers as a result of established quality, brand name and high class locations.
3.	To establish new stores and expand sales to make additional gross profits to pay for the operating expenses. Presently, the target number of stores is six to eight.

Critical Accounting Policies and Estimates

The preparation of financial statements requires us to estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these required estimates varies in regard to the level of judgment involved and its potential impact on our reported financial results. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimate are reasonably likely to occur from period to period, and would materially impact our financial condition, changes in financial condition, or results of operations. Our significant accounting policies are discussed in Note 2 of the Notes to Consolidated Financial Statements; critical estimates inherent in these accounting policies are discussed in the following paragraphs.

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

The following are particular factors which we think you should consider in reading OVLG’s financials.  However, they should not be considered to the exclusion of the other factors in the financial statements or elsewhere in this Quarterly Report, since this entire document should be read as a whole.

Inventory Valuation

The inventories in our United Kingdom, French and Swiss stores are accounted for under the lower of cost or market method, with cost determined using the average cost method. Inventory valuation is impacted by the estimation of slow moving goods, shrinkage and markdowns.

Leasehold Premium and Key Money

We continually evaluate whether events and changes in circumstances warrant revised estimates of the useful lives or recognition of an impairment loss for intangible assets. Future adverse changes in market and legal conditions, or poor operating results of underlying assets could result in losses or an inability to recover the carrying value of the intangible asset, thereby possibly requiring an impairment charge in the future. We make investments through our international subsidiaries in intangible assets upon the opening and acquisition of many of our store locations in Europe. These other intangible assets, which are subject to amortization, are amortized over the useful lives of the respective leases, not to exceed 5 years. We evaluate the market value of these assets periodically and record the impairment charge when we believe the asset has experienced a decline in value that is other than temporary.

Functional currency

Ovale’s operations are located in Switzerland, France, and England. Ovale operates in Swiss Francs (CHF). For reporting purposes, assets and liabilities are translated into US Dollars (US$) at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated into US Dollars at the weighted average exchange rates for the period. The net effect of exchange rates movements resulting from re-measurement into US Dollars is reported in a separate account within stockholders equity.  The net effect of exchange rates in our general operations is covered in “Effect of Currency Fluctuations”

Cash and cash equivalents

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

Valuation of long-lived assets

We evaluate the carrying value of long-lived assets whenever events or changes in circumstances indicate that a potential impairment has occurred. A potential impairment has occurred if the projected future undiscounted cash flows are less than the carrying value of the assets. The estimate of cash flows includes management's assumptions of cash inflows and outflows directly resulting from the use of the asset  in operations. When a potential impairment has occurred, an impairment charge is recorded if the carrying value of the long-lived asset exceeds its fair value. Fair value is measured based on a projected discounted cash flow model using a discount rate we feel is commensurate with the risk inherent in our business. Our impairment analyses contain estimates due to the inherently judgmental nature of forecasting long-term estimated cash flows and determining the ultimate useful lives of assets. Actual results may differ, which could materially impact our impairment assessment.

	March 31,2008	December 31, 2007

Long-lived assets-net	$968,221	$947,126

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

Income tax expense also reflects our best estimate and assumptions regarding, among other things, the level of future taxable income, interpretation of tax laws, and tax planning. Future changes in tax laws, changes in projected levels of taxable income and tax planning could affect the effective tax rate and tax balances recorded by us.

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

Results of Operations

The following is a comparison and commentary on certain items in the financial statements of Ovale for the quarters ended March 31, 2008 and March 31, 2007.

The following should be read in conjunction with our consolidated financial statements and the related notes. The following table sets forth, as a percentage of sales, certain items appearing in our consolidated statements of operations.

OVALE GROUP. INC.
(FORMERLY ORION DIVERSIFIED TECHNOLOGIES INC.)
CONSOLIDATED STATEMENTS OF OPERATION

Unaudited	Three Months Ended		Three Months Ended		Change from
	March 31, 2008		March 31, 2007		March 31, 2007 to 2008
	Amount	Percent	Amount	Percent	Amount	Percent

Sales	$486,261	100%	$324,925	100%	$161,336	50%
Cost of goods sold	106,504	22%	151,352	47%	(44,848)	(30)%

Gross profit	379,757	78%	173,572	53%	206,185	119%

Operating expenses:
Salaries	232,617	48%	176,318	54%	56,299	32%
General Administrative	386,964	80%	181,668	56%	205,296	113%
Marketing	149,907	31%	88,915	27%	60,992	69%
Professional fees	14,718	3%	18,432	6%	(3,714)	(20)%

Total operating expenses	784,206	161%	465,333	143%	318,873	69%

Loss from operations	(404,449)	(83)%	(291,761)	(90)%	(112,688)	39%

Other income (expense)
Interest income	-		-
Interest expense	(39,680)	(8)%	(17,186)	(5)%	(12,994)	131%
Foreign exchange	150,657	31%	(11,864)	(4)%	162,521	(1370)%
Other	3,230	1%	9,319	3%	(6,089)	(65)%

Total other income (expenses)	114,207	23%	(19,731)	(6)%	143,438	(679)%

Net Loss	$(290,242)	(60)%	$(311,492)	(96)%	$30,750	(7)%

Net sales

Our net sales for the quarter ended March 31, 2008 increased $161,336, or 50%, compared to the same period in 2007. This increase can be attributed to the store opened in London in December 2007, and increased sales in Switzerland and France.
.
Cost of goods sold

Cost of goods sold decreased by $44,848 (30%) from $151,35I in the quarter ended March 31, 2008 to $106,504 for the same period of 2007.   The cost of goods sold as a percentage of sales decreased from 47% to 22%. The decrease in cost of goods sold can be attributed to a number of factors: efficiencies in purchasing; the store in London did not open until December 2007 and therefore no sales or cost of goods sold reflecting that location appear in the first quarter of 2007; and product sales in London for the first quarter of 2008 were at a higher prices than in other locations resulting in a lower cost of goods sold for that location for the first quarter of 2008.  However, there can be no assurance that we will be able to maintain level of cost of goods sold in the future.

Gross profit

Our gross profit for the quarter ended March 31, 2008 increased by $206,185, or 119%, from $173,572 in the same quarter of 2007 to $379,757.  This increase reflects the 50% increase in net sales and the decrease of 30%  in cost of goods sold.  Our gross profit as a percentage of sales increased to 78% in the quarter ended March 31, 2008 from 53% in the same quarter of 2007.

Ovale’s business is sensitive to many factors that may have a negative impact on its sales and profitability. Those factors include, and are not limited to, overall economic conditions, changes in fashion trends and consumer preferences. Most of these factors are beyond Ovale’s control. Ovale believes that part of its success depends on its capacity to anticipate and react accordingly to variations of some of these factors. However, there can be no assurance that Ovale will be able to anticipate, gauge and respond with a timely and appropriate manner to the above variations.  Please see “Certain Risk Factors Which May Affect Ovale's Future Performance” in Part 1A of our Annual Report on Form 10K for the year ended December 31, 2007.

Ovale intends to continue launching new products and new stores on a regular basis while staying focused on its chosen market, namely fashion products for infants, zero to twelve months of age. During fiscal 2008, the management of Ovale expects the further implementation of its purchasing policy will yield substantially higher gross margins.

Operating expenses

In the quarter ended March 31, 2008, operating expenses increased by $318,873 from $465,333 in the same quarter of 2007 to $784,206I, or 69%.  As a percentage of sales, operating expenses increased to 161% in the quarter ended March 31, 2008 compared to 143% in the same quarter in 2007.  The main components of Ovale’s operating expenses are as follow:

Salaries in the quarter ended March 31, 2008 increased by $56,299 from $176,318 in the comparable quarter of 2007 to $232,617, or 32%.  The increase in salaries is due to the staffing related to the store opened in London in December, 2007. However, Ovale managed to decrease salaries as a percentage of sales by 6%, from 54% to 48%, in the comparable periods.  This decrease is due, in part, to the better utilization of employees and in part to improved ability of management to coordinate administrative and operational activities without the need of additional personnel.

General administrative expenses increased by $205,296, or 113%, from $181,668 in the quarter ended March 31, 2007 to $386,964 in the quarter ended March 31, 2008.   General administrative expenses were 80% of sales as compared to 56% of sales in the comparable quarter of 2007.  This increase is primarily due to the occupancy costs of the London store.  The overhead incurred in regard to that opening and various consulting fees, such as attorneys and accountants are reflected in General Administrative expenses. With additional store openings, management expects escalation of sales and occupancy costs while other expenses will increase minimally.

Marketing expenses increased $60,992, from $88,915 in the quarter ended March 31, 2008 to $149,907 in the comparable quarter of 2007, or 69%.  As a percentage of sales, marketing expenses increased by 4%, to 31% in the quarter ended March 31, 2008 from 27% in the comparable quarter of 2007.  Marketing expenses were kept relatively flat as the marketing strategy of the company focuses on celebrity driven publicity.  Marketing expenses are intended to promote the brand as a whole, not the stores specifically.  Management expects this strategy to successfully continue with the opening of additional stores and therefore expects marketing expense to increase as a percentage of sales.

Professional fees decreased by $3,714 from $18,432 in the quarter ended March 31, 2008 to $14,718 in the comparable quarter of 2007 or (20) %.  We renegotiated the unpaid professional fees for the prior years and obtained a credit of $27,106.  The reduction in professional fees is in part due to this credit and in part due to reduction in fees paid to attorneys and external advisors in relation the pending merger of Ovale with Orion Diversified Technologies Inc.

Operating expenses are high when compared to the sales of Ovale.  It is important to note that Ovale’ management intends to develop a recognizable luxury brand.  In addition to the operation of its stores Ovale has built an infrastructure to further the establishment of the Ovale brand.  This infrastructure is meant to develop the line of products sold at the retail stores and to support a greater number of stores without additional substantial investment in the infrastructure.  Management believes that when a critical mass of stores is present, Ovale’s corporate infrastructure related costs will be in line with the industry.  The critical mass of stores is estimated at six to eight stores depending on the average revenues that each new store will achieve.

SEGMENT INFORMATION

	March 31, 2008	March 31, 2007
	(Unaudited)	(Unaudited)
Sales
France	$299,020	$235,224
Switzerland	313,519	150,979
England	76,561	--

Total	$689,100	$386,193

Fixed Assets
France	$429,645	$428,920
Switzerland	352,507	176,916
England	186,069	--

Total	$968,221	$605,836

Currency Fluctuation

In recent months the value of the US dollar has declined in relation to both the euro and the Swiss franc.  In the quarter ended March 31, 2008 the registrant had a gain of $150,657 on foreign currency translation as compared to a loss of $11,864 for the comparable period of 2007.  This gain (31% of sales) in the quarter ended March 31, 2008 as compared to a loss (4% of sales) in the comparable period of 2007 constitutes a 1370% increase.

Income (loss)

Our loss from operations and net loss were $404,449 and $280,742, respectively, in the three months ended March 31, 2008 as compared to $291,761 and $311,492, respectively, in the three months ended March 31, 2007.  The increase in operating loss of $143,438 (90%), in the quarter ended March 31, 2008, was primarily due to the increased general and administrative expenses.  The gain from exchange of $150,657 reduced our operating and net losses in the three months ended March 31, 2008.

As a result of the items discussed above, Ovale’s losses have decrease $30,750, or 10%, from $311,492 in the quarter ended March 31, 2008 to $280,742 in the quarter ended March 31, 2007.  This is a decrease from 96% of sales in the quarter ended March 31, 2007 to 58% of sales in the quarter ended March 31, 2008.

Financial Conditions and Liquidity

Cash Flows

(in thousands)	2008	2007	Increases in Cash

Net cash provided by operating activities	$(570,184)	$(383,461)	$(186,723)
Net cash used in investing activities	$(122,117)	$(50,074)	$(72,043)
Net cash provided by financing activities	$1,255,972	$644,402	$611,570

The increase in cash used by operating activities of $186,723 was due to higher net loss before the impact of depreciation and amortization. During the three months ended March 31, 2008, inventories incre ased by $216,514 compared to a decrease of $64,746, in the comparable period last year.  Investment in inventories was due to the opening new stores in 2008.  Our accounts payable decrease by $263,936, in the three months ended March 31, 2008 as compared to $16,222 the three months ended March 31, 2007.

Cash used by investing activities included capital expenditures of $122,117 including the $117,762 for the purchase of leasehold rights and shop and office equipment. We plan to continue investing in new stores.

Cash provided by financing activities in the three months ended March 31, 2008 consists of $1,094,491 in loans from a shareholder and $161,481 of borrowing from bank lines of credit. The cash provided by financing activities were used to primarily pay the operating expenses.

Ovale's current liabilities as of March 31, 2008 were $8,989,226, as compared to $7,981,190 as of March 31, 2007.   The current liabilities increased by $1,008,036 or 13% as of March 31, 2008 from March 31, 2007.   The primary reason for the increase is the additional loans from shareholders and related parties to cover the expenses discussed above.

The Company’s net working capital deficit was $7,490,322 and $ 6,585,648 as of March 31, 2008 and March 31, 2007, respectively.  This decrease was primarily because of the negative cash flows from operation and dependence on short term loans from shareholders to finance the expenditures.

Ovale’s consummation of the merger with Orion is crucial for its strategy of accessing new financing sources, rapidly establishing new stores internationally, increasing the volume of sales and gross profit margin and creating a profitable operation by spreading its fixed costs over larger volume of sales.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency fluctuations can have a substantial impact on Ovale’s financial position. In recent months the value of the US dollar has declined in relation to both the euro and the Swiss franc.  For an additional discussion of the affect on the company of currency fluctuations, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations above and in the registrant’s 10-KSB filed for the year ended December 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2008 was carried out under the supervision and with the participation of Ovale Group, Inc.’s  management, including the President and Chief Executive Officer and the Chief Financial Officer (“the Certifying Officers”).  Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

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

(b) Changes in Internal Controls

The was no change to the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

ITEM 5.  OTHER INFORMATION

The registrant’s common stock is now listed on the Pink Sheets with the symbol OVLG.PK.  During the twenty four month period ended in May 2008, the registrant did not file three of its periodic reports, including this 10-Q, with the SEC within the prescribed time periods.  As a mathematical consequence, the registrant’s listing on the OTCBB was removed but the registrant’s appearance on the Pink Sheets continued.  The registrant has been advised that if it files all its required reports in a timely manner, including  automatic extensions of filing times obtainable by filing Form 12b-25, it will have complied with the requirement for application to be relisted on the OTCBB.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

Information related to our risk factors are disclosed under Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 6. EXHIBITS

 Exhibits:

2.(i)	Exchange Agreement dated September 15, 2004 between the Company and Ovale S.A. incorporated by reference to Exhibit A to the Proxy Statement of OVGL filed on November 13, 2007.
2.(ii)
Amendment, dated November 8, 2004, to Exchange Agreement dated September 15, 2004 between the Company and Ovale, S.A. incorporated by reference to Exhibit B to the Proxy Statement of OVGL filed on November 13, 2007.

2.(iii)	Second Amendment, dated January 3, 2006, to the Exchange Agreement dated September 15, 2004, . incorporated by reference to Exhibit C to the Proxy Statement of OVGL filed on November 13, 2007.
2. (iv)	Fourth Amendment, dated September 10, 2007, to the Exchange Agreement dated September 15, 2004, incorporated by reference to Exhibit D to the Proxy Statement of OVGL filed on November 13, 2007. .
3.(i)1	Certificate of Incorporation incorporated by reference to Exhibit (1)(i) to Registration Statement filed on Form S-1
3.(i)2	Amendment to Articles of Incorporation incorporated by reference to Item (1)(ii) filed with Form 10K for the year ended April 30, 1983
3.(ii)	By-laws – incorporated by reference to Exhibit 3 (ii) to the 10KSB/A filed on May 16, 2008
10.1	Employment contract with Vladimir Fabert dated 2004, incorporated by reference to Exhibit 3 (ii) to the 10KSB/A filed on May 16, 2008
10.2(i)	Contract with Gilles Neveu dated 2002, incorporated by reference to Exhibit 3 (ii) to the 10KSB/A filed on May 16, 2008
10.2(ii)	Amendment to contract with Gilles Neveu dated January 2008, incorporated by reference to Exhibit 3 (ii) to the 10KSB/A filed on May 16, 2008
31(i)1	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31(i)2	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of the Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OVALE GROUP, INC.

By: /s/ Vladimir Fabert

Vladimir Fabert, Chief Executive Officer

June 2, 2008